Form 10QSB
period 2006-09-30
Premier Indemnity Holding CO
filed 2006-12-01
CIK 1354549

UNITED STATES SECURITIES AND EXHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                  to                                 .

Commission file number 333-132482

PREMIER INDEMNITY HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Florida	20-2680961
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3001 N. Rocky Point Road East, Suite 200, Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 286-6194

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006: 7,005,208 shares of common stock outstanding, $0.0001 par value.

Transitional Small Business Disclosure Format (check one): Yes No

INDEX TO FORM 10-QSB

PART I -- FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	4

Item 3.	Controls and Procedures	5

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

SIGNATURE	7

PART I - FINANCIAL INFORMATION

Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the Safe Harbor Provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue" or the negative thereof.

The Company intends that such forward-looking statements be subject to the Safe Harbors for such statements. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made. Any forward-looking statement represents management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Financial Statements

Page

Condensed Balance Sheets	F-1
Condensed Statements of Operations	F-2
Condensed Statements of Stockholders' Deficit	F-3
Condensed Statements of Cash Flows	F-4
Notes to Condensed Financial Statements	F-5

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30	December 31
	2006	2005
	(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$1,440	$3,976

Total Current Assets	1,440	3,976

Deferred Tax Asset	-	47,468

TOTAL ASSETS	$1,440	$514,444

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:

Accounts payable	$15,269	$60,525

Total Current Liabilities	15,269	60,525

Long-term debt	285,000	175,000

Interest payable	16,170	-

Total Liabilities	$316,439	$235,525

Stockholders' Deficit:

Common stock, par value $0.0001; 100,000,000 shares authorized; 7,005,208 and 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	700	-

Additional paid-in capital	80,000	-

Deficit accumulated during the development stage	(395,699)	(184,081)

Total Stockholders' Deficit	(314,999)	(184,081)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,440	$51,444

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

			Nine
			Months
			Ended	For the Period From
	Three Months Ended		September	Aprill 22, 2005 (inception)
	September 30		30	to September 30
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative	37,200	74,712	147,980	99,617	379,529
Interest	16,170	-	16,170	-	16,170

LOSS BEFORE INCOME TAXES	(53,370)	(74,712)	(164,150)	(99,617)	(395,699)

Income tax (expense) benefit	(70,178)	15,314	(47,468)	20,419	-

NET LOSS	$(123,548)	$(59,398)	$(211,618)	$(79,198)	$(395,699)

Weighted average common
shares - Basic and diluted	7,005,208	-	6,158,425	-

NET LOSS PER SHARE -
Basic and Diluted	$ (0.02)	-	$ (0.03)	-

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

	Number of
	Shares		Additional
	Issued and	Common	Paid-In	Deficit
	Outstanding	Stock	Capital	Accumulated	Total

Balance at April 22, 2005
(inception)	-	$ -	$ -	$ -	$ -
Net loss for 2005				(184,081)	(184,081)

Balance at December 31, 2005	-	$ -	$ -	$(184,081)	$(184,081)

Stock issued for services	7,005,208	700	80,000		80,700
Net loss for nine months
ended September 30, 2006				(211,618)	(211,618)

Balance at September 30, 2006	7,005,208	$700	$80,000	$(395,699)	$(314,999)

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended	For the Period From
	September	Aprill 22, 2005 (inception)
	30	to September 30
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(211,618)	$(79,198)	$(395,699)
Adjustments to reconcile net loss to net
cash flows used by operating activities:
(Increase) decrease in deferred income taxes	47,468	(20,419)	-
Services provided for common stock	80,700	-	80,700
Change in operating assets and liabilities:
Accounts payable	(45,256)	26,375	15,269
Interest payable	16,170	-	16,170

Net Cash Used by Operating Activities	(112,536)	(73,242)	(283,560)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from issuance of long-term debt	110,000	125,000	285,000

Net Cash Provided by Financing Activities	110,000	125,000	285,000

NET (DECREASE) INCREASE IN CASH	(2,536)	51,758	1,440

Cash and Cash equivalents at beginning
of period	3,976	-	-

Cash and Cash Equivalents at End of Period	$ 1,440	$ 51,758	$ 1,440

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash Financing Activities:
Common stock issued for services	$80,700	$ -	$80,700

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Premier Indemnity Holding Company (the “Company”) was incorporated in the state of Florida in 2005. The Company is a development stage company. The Company has had only limited operations that have been devoted primarily to administrative and organizational matters. The Company has not yet commenced business operations, and has no revenues.

The Company has two wholly owned subsidiaries, Premier Indemnity Associates, Incorporated (“PIAI”) and Premier Indemnity Insurance Company (“PIIC”). At September 30, 2006, these companies have no assets, liabilities or capital and have not commenced operations.

The primary business in which the Company intends to operate is the sale of homeowners insurance to Florida residents.

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies for the year ended December 31, 2005, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim periods presented have been made. The results of operations, for the periods presented are not necessarily indicative of the results to be expected for the year.

Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) using the accrual method of accounting and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As indicated in the accompanying condensed balance sheet as of September 30, 2006, the Company has a working capital deficiency of $13,829, a deficit accumulated during the development stage of $395,699, and a stockholders' deficit of $314,999. The ability of the Company to continue as a going concern is dependent on the management's ability to further implement its business plan, raise capital, and generate revenues. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents: For purposes of the statement of cash flows, all short-term instruments purchased with a maturity of three months or less are considered to be cash equivalents. There are currently no cash equivalents.

Investments: While there are not yet any available funds to invest, the Company anticipates having available funds to invest in the future. At that time, the investment portfolio will be primarily exposed to interest rate risk and to a lesser extent market and credit risk. The fair value of the portfolio will be directly impacted by changing interest rates, market conditions and financial conditions of the issuer. The portfolio will be examined on at least a quarterly basis for evidence of impairment with a particular emphasis on those securities with unrealized losses that satisfy certain conditions. Some of the factors that will be considered in evaluating a security for other-than-temporary impairment include the duration and extent to which the fair value has been less than amortized cost, the reasons for the unrealized loss, including market conditions or changes in the financial condition of the issuer, and the Company’s ability and intent to hold the investment until maturity, or at least until there is a recovery in fair value. If the investment is to be sold prior to maturity, it will be classified as an available-for-sale security.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Available-for-sale securities will be carried at fair value. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These unrealized gains and/or losses will be credited or charged to other comprehensive income, whereas realized gains and/or losses will be recognized in net income.

Revenue Recognition: Insurance premiums will be earned pro rata over the terms of the respective policies. The reserve for unearned premiums will be determined on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expense Reserves: Insurance losses and loss adjustment expense reserves represent the estimated ultimate net cost of all unpaid reported and unreported losses incurred. The loss and loss adjustment expense reserves will be estimated on an undiscounted basis, using individual case-basis valuations and statistical analyses. Those estimates, which will be reported net of anticipated salvage and subrogation, will be subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the loss and loss adjustment expense reserves will be adequate. The estimates will be continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments will be included in current operations.

Reinsurance: Reinsurance premiums, losses and loss adjustment expenses will be accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Ceding commissions will be recognized net of a provision for return commissions on anticipated cancellations and the amount necessary to cover future maintenance costs.

Organizational Costs: Organizational costs and start-up costs incurred during the development stage primarily consist of legal, accounting, and consulting fees, as well as travel costs. In accordance with Statement of Position 98-5, these costs have been expensed as incurred for financial statement purposes.

Deferred Policy Acquisition Costs: Acquisition costs associated with new and renewal insurance coverage will be capitalized and amortized over the respective inforce periods of the policies. Policy acquisition costs include certain underwriting and direct sales costs incurred (e.g. advertising, commissions, and premium taxes) in connection with writing business.

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due, plus or minus deferred taxes or tax benefits. Deferred taxes or benefits represent the future tax consequences of temporary differences that have been recognized in different periods for financial reporting purposes than for income tax purposes.

Share-based Compensation Payments: The Company anticipates issuing shares of common stock in exchange for services rendered by individuals and/or companies during the Company’s development stage. In accordance with Statement of Financial Accounting Standard No. 123(R), the Company has adopted a fair-value-based method to account for these share-based compensation payments. Under this method, compensation costs of stock awards will be measured at fair value and expensed over the period services will be provided in exchange for the award.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

NOTE 2 -- DEFERRED TAX ASSET

Income taxes are accounted for in accordance with Statement of Financial Accounting Standard No. 109, whereby the deferred tax asset represents the tax effects of taxable temporary differences between financial statement reporting and income tax reporting. The temporary differences arise from expensing for financial statement reporting purposes organizational and start-up costs incurred versus the capitalization and amortization of those costs for income tax reporting purposes. Through June 30, 2006, the Company had anticipated future taxable income from normal operations would be sufficient to fully absorb organizational and start-up costs deducted for financial statement reporting, as well as income tax reporting, within the twenty-year net operating loss carryover period allowed under the Internal Revenue Code. However, management has changed this assessment and has provided a 100% valuation allowance for the deferred tax asset at September 30, 2006.

NOTE 3 -- LONG-TERM DEBT

Long-term debt at September 30, 2006 and December 31, 2005 consists of unsecured notes due to the following investors, with interest at 6% per annum, and principal due in full in March through September, 2008:

	September 30	December 31
	2006	2005

Star Invest Group, Inc.	$125,000	$125,000
EMH Advisory Services, Inc.	62,500	50,000
David Cohen	25,000	-
Gregg Barrett	20,000	-
Phillip Hardy	20,000	-
George Barton	20,000	-
Akron Associates	12,500	-

TOTAL	$285,000	$175,000

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

NOTE 4 -- REINSURANCE

The Company will cede premiums and risks of loss to other insurance companies under quota share, excess of loss, and catastrophe forms of reinsurance agreements. Catastrophe reinsurance coverage will be maintained at the level of one in a 100-year hurricane event, based on several insurance industry accepted models. The ceded reinsurance agreements will provide the Company with increased capacity to write additional business while limiting its exposure to loss within its capital resources. Management will evaluate the financial condition of its reinsurers and will monitor various credit risks to minimize its exposure to significant losses from reinsurer insolvencies. The Company will remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. At the date of these financial statements, no reinsurance has been obtained.

NOTE 5 -- COMMON STOCK

The Company is authorized to issue 100 million shares of common stock. As of December 31, 2005, an independent appraisal valued each share of the Company's common stock at $.01152 per share. On February 2, 2006, the Company issued 7,005,208 shares of common stock as share-based compensation payments for services rendered from the date of inception through January 31, 2006. (The number of shares issued and the value per share have been adjusted to reflect the November 30, 2006 reverse stock split of one common share for each 4.8 shares previously owned, as described in Note 6.)

The number of shares issued ($0.0001 par value) and the fair value of those shares, based on the fair value of services rendered by each investor, are as follows:

Name of Investor	Shares	Fair Value

Philip R. Hardy	729,167	$8,400
Gregg Barrett	729,167	8,400
Stephen L. Rohde	208,333	2,400
Stephen W. Dick	41,667	480
Richard Atkinson	41,667	480
William N. Majerus	41,667	480
Joseph J. Pingatore	41,667	480
George Barton	729,167	8,400
Kelly King	41,667	480
Jeff Lawrence	41,667	480
Michael Poujol	5,208	60
John A. Martel	5,208	60
Robert H. Cole	5,208	60
David L. Cohen	312,500	3,600
Phoenix Holdings	729,167	8,400
Ron Moschetta	656,250	7,560
Ivan Turner	729,167	8,400
EMH Advisory Services, Inc.	520,833	6,000
Akron Associates, Inc.	416,667	4,800
Star Invest	208,333	2,400
Last Chance Real Estate	770,831	8,880

TOTAL	7,005,208	$80,700

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

These share-based compensation payments were for services recognized as additional organizational cost and start-up expenses in the period the services were rendered.

NOTE 6 -- SUBSEQUENT EVENTS

A Form SB-2 registration statement was filed with the Securities and Exchange Commission effective October 17, 2006, to raise at least $8,500,000 in gross proceeds. If successful, this will allow the Company to capitalize PIIC with $8,000,000 and provide the Company with additional working capital.

Effective November 30, 2006, the Company's shareholders approved a reverse stock split of one common share for each 4.8 shares of the 33,625,000 shares previously held. The number of authorized shares and the par value per share were not changed. All other applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split. Management plans to file a post-effective amendment to the Company's Form SB-2 registration statement to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

Description of Business: The Company was incorporated in Florida on April 22, 2005. We are a development stage company with no material assets and no current sales revenues.

We have only limited operations that have been devoted primarily to administrative and organizational matters and the registration of the Company's common shares and to obtaining a permit from the Florida Office of Insurance Regulation. The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission, effective October 17, 2006.

Our Permit: We received a permit in accordance with a Consent Order issued by the Florida Office of Insurance Regulation on January 6, 2006. The permit has allowed us to: (A) form our subsidiary, Premier Indemnity Insurance Company, as a domestic insurer under the laws of Florida; and (B) to undertake efforts to raise the capital required to meet the minimum capital requirements under Florida law.

The permit allows us until January 5, 2007 to obtain a Certificate of Authority to operate as an insurance company in the state of Florida and granted us the right to form our subsidiary, Premier Indemnity Insurance Company. In our application to obtain the permit, we committed to obtain necessary capital at a starting level of at least $8,000,000, as a necessary capital reserve in conjunction with our plan of operations, as filed with the Florida Office of Insurance Regulation.

Under Florida law, the permit we hold is valid for a period of one year from the date at which the permit was issued, but it may, upon request and subject to approval by the Florida Office of Insurance Regulation, be extended for an additional year. On November 22, 2006 we applied to the Office of Insurance Regulation for an extension of said permit.

While the Florida Office of Insurance Regulation has not issued any administrative rules in granting or denying requests for an extension, it has established a practice of entertaining requests for extension where “cause” can be satisfied by the requesting company. If we are not successful in raising at least the minimum offering of $8,500,000 in gross proceeds before the January 5, 2007 date at which our permit expires, we plan to request an extension of our permit. If we obtain an extension of our permit and if we achieve the minimum offering, $8,000,000 in gross proceeds of the $8,500,000 minimum offering in gross proceeds we plan to fund the necessary capital required by the Florida Office of Insurance Regulation.

Financing: If the Company raises the minimum amount of $8,500,000 of gross proceeds in the current offering, we intend to use those proceeds to fund our capital reserve to meet the requirements of the Florida Office of Insurance Regulation and for working capital. Of the $8,500,000 of gross proceeds, we have allocated approximately $8,000,000 toward funding the capital reserve and $428,000 to fund our working capital needs, after deduction of expenses from this offering which are estimated to be approximately $72,000.

If we are successful in achieving the minimum offering of $8,500,000 of gross proceeds and if we are able to successfully implement our business plan, we anticipate that this offering will provide sufficient capital to allow us to operate for the 12 month period thereafter. Prior to completion of the current offering, we plan to continue to utilize debt financing from investors to fund current cash flow needs. (Refer to Note 3 on long-term debt in the Company's condensed financial statements as of September 30, 2006.)

Other Operations: We do not intend to conduct any product research but we intend to continuously monitor the Florida homeowners and condominium insurance marketplace, the products and marketing actions taken by existing insurance companies in the Florida market, and to identify potential competitive, regulatory, and other developments that may impact our plans and the strategies that we have made and, where appropriate, modify or change our plans and strategies in response to these developments. Our plans call only for us to purchase office equipment as needed for our headquarters offices which include expenditures for office furniture, computers, other office equipment, and office supplies. We intend to rely upon third parties to provide many administrative services to us.

If we are successful in these plans, then for the first twelve months after we commence operations, we anticipate that we will employ an aggregate of six persons (as employees of the company) in the following capacities:

President and Treasurer (1person)

Vice President, Product Management

Director, Sales & Marketing

Operations Manager

Administrative Assistants (2 persons)

Based on our current estimates, we anticipate that costs for office expenditures for office supplies and equipment will range from $25,000 to $35,000 in the first twelve months of operations. In the event that our cost estimates prove to be incorrect or cash flow from operations is not sufficient to meet operating costs, we may be required to seek additional financing, and possibly sooner than we had anticipated. We have no current arrangements with respect to any additional financing, and to the extent any additional financing is available to us at such time, we cannot assure you that such prospective financing will be available on commercially reasonable terms.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Since our inception on April 22, 2005, we have not had revenues from operations.

(c) Off-Balance Sheet Arrangements.

None.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), within the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Internal Controls: There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which our Company is a party or in which any director, officer or affiliate of our Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Our Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

We received a written consent of the holders of the outstanding shares of common stock of our Company, dated November 29, 2006, which granted authority to our Company’s board of directors to reverse split the issued and outstanding shares of common stock of the Company at a rate of 4.8 for 1, so that each 4.8 pre-consolidation shares shall be exchanged for 1 post-consolidation share.

Item 5. Other Information.

On November 30, 2006, we filed with the Florida Secretary of State an Articles of Amendment, pursuant to which we implemented a reverse split of the issued and outstanding shares of common stock of the Company at a rate of 4.8 for 1, so that each 4.8 pre-consolidation shares were automatically exchanged for 1 post-consolidation share, without any further action on the part of our stockholders. Each stock certificate issued prior to the reverse split automatically, and without the necessity of presenting the same for exchange, represented that number of shares of common stock, as the case may be, into which the shares represented by such certificate were reclassified pursuant to the reverse split. Each stockholder of record of a certificate that represented shares of common stock immediately prior to the reverse split shall receive, upon surrender of such certificate, a new certificate representing the number of shares of common stock immediately after the reverse split. All fractional shares owned by each stockholder of record were aggregated and to the extent after aggregating all fractional shares any registered stockholder was entitled to a fraction of a share, such stockholder was entitled to receive one whole share in respect of such fraction of a share.

Prior to the reverse split, there were 33,625,000 issued and outstanding shares of common stock. Following the reverse split, there were 7,005,208 issued and outstanding shares of common stock.

Item 6. Exhibits.

31.1	Certification of principal executive officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER INDEMNITY HOLDING COMPANY

Date: November 30, 2006	/s/ Stephen L. Rohde
Stephen L. Rohde
President, Treasurer and Director
(Principal executive officer)