Form 10KSB
period 2006-12-31
Premier Indemnity Holding CO
filed 2007-03-30
CIK 1354549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission File Number: 333-132482

PREMIER INDEMNITY HOLDING COMPANY

(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-2680961 (I.R.S. Employer Identification Number)

3001 N Rocky Point Dr, Ste 200, Tampa, FL (Address of principal executive offices)	33607 (Zip Code)

Issuer’s telephone number: 813-286-6194

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes           ☒No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was not computed because the issuer’s common equity is not publicly traded.

The number of shares of the issuer’s common stock issued and outstanding as of March 28, 2007 was 7,005,208 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No [ X ].

PART I

As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Premier Indemnity Holding Company unless the context otherwise indicates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, the statements contained in this Form 10-KSB are “forward looking” statements about our expected future business and financial performance. These statements, which appear throughout this Form 10-KSB, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs, the magnitude of the start-up costs we face in commencing operations, uncertainties relating to consumer preferences, uncertainties regarding the cost of obtaining re-insurance, the probability that, if we commence operations, that we may face one or more years where the number and magnitude of hurricane activity may exceed historical averages, and other business conditions. We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-KSB.

We base our forward-looking statements on information currently available to us, and we assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date hereof due to certain risks and uncertainties. Accordingly, you are cautioned not to place too much relevance on such forward-looking statements, which speak only as of the date made.

Item 1.	Description of Business.

Our Company

We were incorporated on April 22, 2005 in the State of Florida under the name “Premier Indemnity Holding Company.” We intend to operate as an insurance company within the state of Florida. We are a development stage company. We have not generated any revenue to date. Our operations have been limited to organizational, start-up, and fund raising activities, and obtaining a permit from the Florida Office of Insurance Regulation. We currently have no employees other than our officers.

On November 30, 2006, we filed an amendment to our Articles of Incorporation implementing a 1 for 4.8 reverse stock split of our common stock. Pursuant to such reverse stock split, our issued and outstanding shares of common stock were automatically consolidated at the rate of 1 for 4.8, without any further action on the part of the shareholders. Shareholders of record as of the effective date of the reverse split received one share of common stock for each 4.8 shares owned of record immediately prior to the effective date of the reverse split, with fractional shares resulting from the reverse split rounded up to the next whole share. All share and per share information in this Form 10-KSB gives effect to the 1 for 4.8 share reverse split.

Our Permit

We have received a permit in accordance with a Consent Order issued by the Florida Office of Insurance Regulation on January 6, 2006. The permit has allowed us to: (A) form our subsidiary, Premier Indemnity Insurance Company, as a domestic insurer under the laws of Florida; and (B) to undertake efforts to raise the capital required to meet the minimum capital requirements under Florida law.

The permit allows us until January 5, 2007 to obtain a Certificate of Authority to operate as an insurance company in the state of Florida and granted us the right to form our subsidiary, Premier Indemnity Insurance Company. In our application to obtain the permit, we committed to obtain necessary capital at a starting level of at least $8,000,000 as a necessary capital reserve in conjunction with our plan of operations, as filed with the Florida Office of Insurance Regulation.

Under Florida law, the permit we hold is valid for a period of one year from the date at which the permit was issued, but it may, upon request and subject to approval by the Florida Office of Insurance Regulation, be extended for an additional year.

On November 22, 2006, we applied for an extension of the expiration date of our permit. On December 13, 2006, the expiration date of our permit was extended until September 1, 2007.

Timeline

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the sale by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We anticipate that we will be able to raise a minimum of $9,500,000 within 60 to 90 days from the commencement of this offering. Upon receipt of the net proceeds, we plan to file an application for the Certificate of Authority for our subsidiary, Premier Indemnity Insurance Company, and our policy forms and rates with the Florida Office of Insurance Regulation and also file an application with Demotech for a Financial Stability Rating to obtain a rating that we will need to sell residential property and casualty insurance. We estimate that the review period for our application for the Certificate of Authority and our planned policy forms and rates will take from 60 to 90 days after the applications are filed. During this period, we plan to hire additional personnel, purchase office equipment, finalize our sales and marketing plans, recruit our initial group of agents, install and test policy and claims systems, and train prospective agents. Upon receipt of approvals from the Florida Office of Insurance Regulation for these applications and an acceptable rating from Demotech, we plan to begin selling insurance on a limited basis and commence full operations as an insurance company shortly thereafter solely within the State of Florida.

At all times, all of our insurance forms and rates and any attempt that we may later make to adjust or increase our forms and rates will be subject to approval by the Florida Office of Insurance Regulation. The Florida Office of Insurance Regulation may delay or deny approval of any application for forms and policy rates that we may submit and we have no control over their decision-making.

We may revise our plans further as we assess our circumstances and we cannot assure you that we can achieve any one or more of these objectives or if we do achieve them, that we can do so in the timeframes described above.

Florida Market Conditions and Our Plans

In recent years and given the current economic expansion, the number of homes in Florida has increased and many large, national insurance companies have, at the same time, either reduced their insurance underwriting activities in Florida or withdrawn entirely from the state. In particular, State Farm Insurance Company, Allstate Insurance Company, Travelers Insurance Company, Liberty Mutual Insurance Company, Amica, AIG, and Horace Mann have significantly reduced their homeowners’ insurance underwriting activities in Florida in recent years. One company, Safeco Insurance, has withdrawn entirely from writing all homeowners’ policies in Florida.

We believe that these large insurance companies have taken these actions: (1) to reduce their exposure to hurricanes; (2) to realign the level of catastrophe risk exposure to levels that they face in other jurisdictions where hurricanes are not present; and (3) to mitigate their exposure to earnings volatility that hurricane claims can cause. In addition, given the historically huge magnitude of the losses that these companies incurred from the hurricanes of 2004 and 2005, many have recently put more emphasis on other markets. We believe that the perception of the catastrophe exposure risks by these companies is greater now than ever.

These actions have caused the State of Florida to take two important actions.

First, the State of Florida has created Citizens Property Insurance Company, a state-funded property and casualty insurance company. Citizens provide homeowners insurance to consumers who cannot obtain insurance from the private market. Citizens is intended to be the insurer of last resort. We estimate that Citizens currently insures over 1.2 million homes in Florida, which would make it the largest homeowners’ insurance carrier in Florida.

Second, the State of Florida has also recognized this gap between demand and supply by creating the Florida Hurricane Catastrophe Fund (FHCF) that has encouraged and enabled the formation of new, smaller insurance companies. Since 1993 and the formation of the FHCF, 36 property and casualty insurance companies have been formed in Florida.

The FHCF, established in 1993 by the State of Florida, is a tax-exempt state trust fund. It provides reinsurance to those insurance companies that write residential insurance policies in Florida. Every insurance company that writes residential and commercial insurance policies is required to participate in the FHCF as a condition of doing business in Florida.

The FHCF currently provides companies that write residential insurance in Florida with a collective total of $15 billion of reinsurance (an amount that is in excess of the $5.3 billion retention per event). Effective July 1, 2007, the FHCH will provide $34 billion of reinsurance capacity. The premium charged by the FHCF is substantially less than the premium that would be charged by the private reinsurance market for similar coverage. The FHCF provides protection for admitted residential and commercial exposures only for losses incurred from hurricanes. Overall, the FHCF serves to help protect insurance companies against fluctuations in the supply of private reinsurance while reducing the overall cost of catastrophe reinsurance. The FHCF maintains a website at www.sbafla.com/fhcf/.

In commencing our planned operations and offering residential insurance policies, we will participate in the Florida Hurricane Catastrophe Fund (FHCF) as required by the State of Florida. We plan to incorporate the reinsurance coverage provided by the FHCF into our overall reinsurance structure so as to allow us to protect the Company from losses identified as at least a One Hundred Year Probable Maximum Loss (PML) event. We believe that this approach is currently utilized by all of the companies writing residential risks in the State of Florida. However, it is possible that a major hurricane (such as a one in 500-year event) could result in substantial financial losses greater than our planned reinsurance coverage is to provide.

In addition, in recent years several insurance companies that have offered homeowners’ insurance have been put into liquidation or were placed under the direct supervision of the Florida Office of Insurance Regulation as a result of their adverse financial condition: American Superior Insurance (in liquidation in 2004), Atlantic Preferred Insurance (part of the Poe Group) (in liquidation in 2006), Florida Preferred Insurance (part of the Poe Group) (in liquidation in 2006), Florida Select Insurance (in supervision in 2006), Southern Family Insurance (part of the Poe Group) (in liquidation in 2006).

As a result, we believe that there may be some opportunities for us to meet the demand for homeowners insurance in Florida. In that event, and to the extent that we are able, we seek to employ our experienced managerial team and our planned systems with the goal of writing between 10,000 and 20,000 new homeowners’ insurance policies per year in the Florida market through our subsidiaries, Premier Indemnity Insurance Company and

Premier Indemnity Associates, Inc. through which we intend, upon receiving licenses from the Florida Office of Insurance Regulation to write HO3 (Homeowners) and HO6 (Condominium) insurance policies to homes under thirty years old with replacement cost values ranging from $50,000 (Condominiums) and $100,000 (Homes) to a maximum of $500,000. We plan to offer these policies through our two wholly-owned subsidiaries, Premier Indemnity Insurance Company and Premier Indemnity Associates, Inc.

We estimate, based on data from the 2000 U.S. Census and the Florida Hurricane Catastrophe Fund (FHFC) and provided to us by John B. Collins Associates, Inc. a reinsurance intermediary with operations in Florida, that there may be as many 2,500,000 homes and condominiums in Florida that meet this criteria. To the extent that we are able, our goal is to write between 10,000 and 20,000 homeowners’ policies per year. While we have relied upon these estimates and we believe that they are accurate, we may revise them further after we commence operations and review additional data.

Continuing Challenges of Hurricanes

Hurricanes will continue to challenge us. We plan to closely monitor the location and concentration of the insurance policies that we plan to issue so that, to the extent that we are able, we may be able to avoid excessive concentration of policies in any one geographic area and, if possible, to achieve geographic diversification within Florida so as to minimize our losses from hurricanes and to obtain reinsurance on a cost-effective basis.

To address this challenge, we plan to use Catastrophe Modeling Technology (CMT) which is used by all Florida homeowners’ insurance companies. We plan to use CMT to manage, to the extent that we are able, the catastrophe risks associated with the Florida insurance market. These catastrophe risks include natural disasters such as hurricanes and windstorms. CMT is a combination of catastrophe modeling software and software that attempts to optimize, on an aggregate basis, the risk exposures on homeowners’ and condominium insurance. The CMT used in Florida must be approved by the Florida Commission on Hurricane Loss Projection Methodology (FCHLPM). Further information is available at the Commission’s web site at www.sbafla.com/metholodology.

We plan to use CMT to develop a “template” of target exposures to assist us in identifying specific geographic areas and in determining the maximum total insured value that we can write in each zip code. Using this information, we plan to monitor, on a real time basis, using our policy processing system that we plan to deploy, to ensure, to the extent that we are able, that pre-established total insured value limits are not exceeded. These efforts will be taken with the goal of allowing us to manage our underwriting, to monitor the geographic distribution of the risks that we face, and to limit our exposure to catastrophic losses. The CMT that we plan to use can be obtained under a license agreement from any one or more of the independent certified vendors that have been approved by the Florida Office of Insurance Regulation.

We plan to use, through John B. Collins Associates, Inc. (a Florida reinsurance intermediary), CMT models from Risk Management Solutions and AIR Worldwide Corporation, both approved and certified vendors. The CMT licensed by these vendors is reviewed annually by the Florida Office of Insurance Regulation. All insurance companies that offer policies that cover catastrophic losses rely upon CMT to assist them in managing their risk exposures and to make decisions regarding the amount and location for needed reinsurance. In using CMT, we anticipate that CMT will greatly influence our decision-making but we may, as circumstances, opportunities, and information becomes available, supplement the CMT information with other information as well. Overall, we cannot assure you that our planned use of CMT will prevent us from incurring losses or protect us from the likelihood that we may become insolvent as a result of insuring against the catastrophic risks described in this paragraph. And while we believe that these plans will help us to protect our capital and surplus, we cannot assure you that we will be successful in utilizing catastrophe modeling technology to achieve our objectives and in obtaining a prudent amount of reinsurance. Further, we cannot assure you that we will successfully avoid losses.

We also plan to purchase reinsurance. We plan to purchase reinsurance to at least to the one in one hundred-year event, as measured by the catastrophe models we will use. Florida law currently requires this level of reinsurance. To the extent that we are able, we seek to limit the cost of the premiums that we pay to obtain reinsurance to no more than 40% or less of the revenues that we may be able to achieve. Several factors make this challenging for us and we may not be able to achieve this goal. First, we cannot predict our reinsurance costs when we file our insurance rate applications. Second, if our reinsurance costs increase, we cannot assure you that we can obtain timely approval of any insurance rate application from the Florida Office of Insurance Regulation to offset increased costs of reinsurance. Third, we face a continuing challenge in limiting the geographic concentration on the location of the homes and condominiums that we insure. If we issue insurance policies in one geographic area, particularly an area that is prone to significant and likely hurricane damage, then we will need to purchase more reinsurance. This could cause our reinsurance costs to exceed 40% of the insurance premium revenues that we seek to generate from insurance policy holders. This may be particularly challenging in the first few years of our planned operations.

In purchasing reinsurance, we plan to obtain reinsurance coverage from highly rated reinsurance carriers to minimize losses on an individual basis, as well as losses from other catastrophes, particularly hurricanes. Our current plans call for coverage to be structured around the mandatory coverage provided by the Florida Hurricane Catastrophe Fund, with commercial excess catastrophe reinsurance and quota share reinsurance supporting our planned reinsurance program.

We also plan to seek a Financial Stability Rating ® from Demotech, Inc., a financial analysis and actuarial services company that has served the property and casualty insurance industry since 1985. Demotech has never sought to become a Nationally

Recognized Statistical Organization (NRSO) (as defined by the U.S. Securities and Exchange Commission) and we do not anticipate that Demotech has any plans to become an NRSO in the future. The Financial Stability Rating ® from Demotech is not considered and should not be considered as an evaluation of our common stock or the merits or suitability of making any investment in our company.

The Financial Stability Rating ® is used primarily by the insurance and reinsurance industry and by banks and other lenders who participate in the residential mortgage industry and the secondary market for mortgages. In general, lenders typically require, as a condition to a residential mortgage loan, that the borrower obtain and maintain sufficient property and casualty insurance coverage with such coverage issued by an insurance company that has received an acceptable rating. We anticipate that a Financial Stability Rating ® of "A" would meet the requirements of mortgage lenders. We anticipate that we will pay a fee to Demotech for their time and services to conduct the review of our company in connection with the issuance of a rating.

As we plan to offer homeowner’s insurance products in Florida, we believe our primary need is to have a rating that is acceptable to mortgage lenders and to the secondary mortgage marketplace, such as the Federal National Mortgage association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the United States Department of Housing and Urban Development (HUD). Fanny Mae (in 1989), Freddie Mac (in 1990) and HUD (in 1994) have all formally reviewed Demotech’s analysis procedures and accept the Financial Stability Ratings ® of “A” or better as provided by Demotech.

In 1996, Demotech, at the request of the Florida Office of Insurance Regulation and in response to the homeowner’s insurance crisis that resulted from Hurricane Andrew, developed a rating procedure for assisting newly capitalized, financially stable insurance companies in Florida to be acceptable to mortgage lenders and the secondary mortgage marketplace. This new process was done in lieu of Demotech’s normal rating process that requires the review of five year’s historical financial performance. We believe that mortgage lenders in Florida and the secondary mortgage marketplace will accept the Financial Stability Ratings ® provided by Demotech.

If we raise at least $9,500,000 in gross proceeds in the offering we are conducting pursuant to the Post-Effective Amendment to our Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on February 14, 2007, we anticipate submitting an application and request for a Financial Stability Rating ® to Demotech shortly after we apply for our Certificate of Authority with the Florida Office of Insurance Regulation. We anticipate that it will take approximately four to six weeks or more to receive a final rating from Demotech. This should likely coincide with the timeframe during which we anticipate that we may receive approval of our Certificate of Authority and policy forms and rates from the Florida Office of Insurance Regulation. In this event and if we can execute our other plans, we would then seek to begin selling our planned insurance products.

In addition, based on ratings given by Demotech to new residential property and casualty insurance companies in Florida formed in 2006, such as Edison Insurance Company and Northern Capital Insurance Company (each of whom have similar financial structures as we anticipate for our company), we anticipate that we may be successful in obtaining a Financial Stability Rating ® of “A” (Exceptional). Such a rating is currently acceptable to the mortgage marketplace. A Financial Stability Rating ® from Demotech will likely be based primarily on Demotech’s evaluation of our business plan, our pro forma financial projections, proposed underwriting guidelines, rate and form filings, the extent of our reinsurance plans, and other factors. This is the same information that we plan to submit to the Florida Office of Insurance Regulation in applying for the Certificate of Authority.

We believe that these timeframes are reasonable on the basis of our review of the experiences of other start-up Florida-based residential property and casualty insurance companies and the inquiries and responses we received from Demotech in preparing our business plan. However, we cannot assure you that our efforts to obtain a Financial Stability Rating ® will be successful or, if we are successful, that we can do so within these timeframes.

If we obtain such a Financial Stability Rating ® of “A”, we will use it in marketing our insurance policies to our planned insureds, to insurance agents, and to residential mortgage lenders. If we gain this rating, this will allow residential mortgage lenders to accept our insurance policies in meeting their loan underwriting requirements (and those required in the residential loan secondary market). As a result, our planned insurance products may be able to compete more effectively with those offered by other residential property and casualty insurance companies who possess the same or similar ratings.

We believe that if we obtain an acceptable Financial Stability Rating ® from Demotech, Inc., it will serve our needs. If we do not obtain an acceptable Financial Stability Rating ® from Demotech within the timeframes described above, our ability to effectively market our planned insurance products would likely be adversely affected with the result that our anticipated insurance policy premium revenues would likely be significantly lower which could result in lower margins and cash flow.

As described below, we plan to outsource policy and claims services to WaterStreet Company (a provider of business process outsourcing solutions). We face the challenge of monitoring the services that WaterStreet is to provide to ensure that it meets the expectations of the marketplace and that it complies with the Florida Office of Insurance Regulation.

We have identified Wachovia Securities, LLC, a division of Wachovia Bank, N.A., and Mairs & Powers, Inc. as suitable candidates to provide portfolio management services in managing our planned portfolio from the funds received, if any, from this offering. We have not entered into any agreement with either of these firms. We could select other firms, but we anticipate that if this offering is successful, we will enter into negotiations with them.

To the extent that we are able, we plan to position ourselves as a provider of quality homeowners’ insurance products and services in the state of Florida. We intend to take steps, wherever possible, to provide prompt claims settlement and fair payments to our policyholders. We also intend, as best we can to differentiate our company from our competitors by: (A) attempting to deliver superior service to our planned policyholders and the agents that sold these policies; and (B) offering discounts where the risks we face appear attractive. If we achieve these objectives, this may offer us a competitive advantage if we are able to differentiate our products and services to our customers and the agents that sell our policies. It may also allow us to develop a good reputation as an insurance company which may help us to establish our planned business.

We anticipate that our insurance policies will be marketed and sold by insurance agents employed by independent insurance agencies. We have not engaged the services of any insurance agents and we do not plan to engage the services of any insurance agent unless:

(A)        we sell a minimum of 9,500,000 shares of our common stock in the offering we are conducting pursuant to the Post-Effective Amendment to our Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on February 14, 2007; and

(B)        we obtain the Certificate of Authority from the Florida Office of Insurance Regulation.

If these objectives are achieved, we plan to carefully select insurance agencies on the basis of previous relationships, recommendations from state and regional agency associations, referrals, in person agency interviews, and through other efforts.

We plan to offer an agency contract that will likely be comparable to those offered by other insurance companies. We currently anticipate that the selection process of appointing agents will start slowly and cautiously. During the first several months, we anticipate appointing agents on a limited and methodical basis. We expect to write only a modest amount of initial business, which, if sustained, would not be sufficient to support our business plans. We anticipate that it will take some time for the marketplace and insurance agents to recognize our name and become comfortable with our company.

We estimate that we will need to have between 100 and 200 independent insurance agencies to represent us in Florida if we are to effectively market our policies and meet our business plans. These estimates may change depending on the overall effectiveness of our marketing efforts, competitive conditions in the Florida market, and other variables over which we may have little control.

These insurance agencies will not be our employees and our relationship with them will likely follow the format, terms, and arrangements typically used by other insurance companies in Florida and as set forth in a typical agency agreement. To that extent, we will likely have limited control over independent insurance agencies and the marketing and selling efforts that they undertake in connection with our planned policies. Each independent agent will have the responsibility of explaining and describing our policies to the potential insured, providing premium rate quotations, writing policies using our software, and collecting down payments.

In general and to the extent that we are able to do so, we intend to price our policies so that the premiums received are commensurate with the exposure we face. We intend to base our pricing on actuarial assumptions in evaluating the probability and magnitude of the risks we face. In doing so, we will rely on CMT in setting the rates that we seek to establish in our form and rate applications that we file with the Florida Office of Insurance Regulation. The Florida Office of Insurance Regulation will regulate all of our forms and rates and any attempt that we may later make to adjust our forms or increase our rates. It may delay or deny approval of any application for forms and policy rates that we may submit and we have no control over their decision-making. We may incur losses as a result of any said delays or denials.

In order to assist us in setting our insurance policy rates and in submitting our rate filings with the Florida Office of Insurance Regulation, we have entered into discussions with the firm of Butler, Dunlap and Lindquist, a firm listed as among the top thirty actuarial firms nationally according to A.M. Best. The principals of the firm also meet the statutory requirements to be eligible to submit rate filings to the Florida Office of Insurance Regulation and the firm has access to all of the homeowners rates approved for use in Florida as well as the actuarial techniques and assumptions used in the applications that have gained approval.

We anticipate that the insurance policy rates we submit to the Florida Office of Insurance Regulation will utilize actuarial assumptions using actuarial techniques accepted by the Florida Office of Insurance Regulation. These assumptions will be based on our plan for our business, our anticipated expected expenses and our anticipated reinsurance costs and projected losses. Since we are a new company, we plan to use the rates used (and approved for use) by existing competitors whose rates and business operations closely approximate the plan for our business. The use of our competitors’ rates is a necessary substitute since we lack actual loss experience data.

On an ongoing basis, we plan to monitor and adjust our rates and thereby file applications to amend our rates as necessary to take into account competitive conditions and our loss experience.

Systems

If we implement our plans, we intend to utilize WaterStreet Company’s on-line policy and claims administration system, “Aquant”. We believe that this will enable us to provide our policyholders, a friendly, efficient quoting and binding system for our independent agents, which we believe, is likely a critical success factor in today’s insurance company business model. This may allow us to compete with larger carriers. We intend to exploit any competitive advantages.

Outsourcing

We have entered into two agreements with WaterStreet Company and we plan to use WaterStreet to provide administrative services to our company in processing premiums, issuing insurance policies, and handling claims.

We were introduced to WaterStreet by Gregg Barrett, our Assistant Secretary, Director, and a shareholder. Mr. Barrett is also President of WaterStreet but except for this shared affiliation, there are no other relationships between our company and our management, on the one hand, and WaterStreet, on the other hand.

WaterStreet is a privately held company that provides the same types of administrative services to four other property and casualty insurance companies whose operations are primarily in the following states: Alabama, Florida, Louisiana, Mississippi, and Texas. WaterStreet has four existing property and casualty insurance company clients. They are: Coral Insurance Company, Edison Insurance Company, Imperial Fire and Casualty Insurance Company and North Pointe Insurance Company. WaterStreet processed 40,000 policy transactions in 2005 and it anticipates that will process 80,000 in 2006 without including those that may be processed through our company. During the past twelve months, WaterStreet processed over $70,000,000 in claim payments and over $30,000,000 in premium payments for its existing clients.

WaterStreet provides each of its insurance company clients with customized and separate toll-free 800 telephone numbers, post office boxes, and enterprise software (using separate servers), and customer service staff dedicated to serving and processing a client’s premiums, policies, and claims. WaterStreet provides these and related services using large scale Neopost mailing equipment, full imaging, Captaris facsimile servers, and OCR software customized for each of its clients and integrated into client underwriting, premium and claim processing activities.

WaterStreet has a full Information Technology (I.T.) staff available including a network administrator, a database specialist, developers, and technical support staff. Overall, we plan to use WaterStreet’s enterprise software, systems, and staff, as customized to fit our needs, to provide these administrative services to us on a similar outsource basis. WaterStreet will provide us with a dedicated customer service team to handle all inquiries and processing from insurance agencies, agents, and our planned insureds.

WaterStreet’s management team averages 15 years of experience in the insurance and/or technology fields and many of its staff hold state insurance licenses and designations. WaterStreet is based in Big Fork, Montana and has 20 employees. WaterStreet has been in this business since 2000.

The two agreements that we have with WaterStreet are described below. Both agreements are to commence within thirty days from the date that we receive the Certificate of Authority from the Florida Department of Insurance Regulation.

1.	Policy Administration Full Service Agreement

Under the terms of the Policy Administration Full Service Agreement, WaterStreet is to provide us with policy administration, claims services and other services. By outsourcing to WaterStreet, we believe that we may better able to minimize our up front costs for systems implementation while allowing us to better serve our planned policyholders. We believe that this strategy may better allow us to: (i) achieve greater leverage on real time, enterprise-wide systems and services at a fraction of what it would cost to build on our own; (ii) enter new markets using sophisticated technology; (iii) have better control over internal operational costs by obtaining qualified, trained and licensed personnel without the overhead required to maintain a permanent staff; (iv) achieve top-rated customer service standards and practices; and (v) focus on core business strategies rather than routine daily operational tasks.

Under the terms of this agreement, WaterStreet has agreed to provide policy administration services to us, as follows:

(A) access and use of a real-time company wide system that will allow us to manage and administer the insurance policies that we plan to issue;

(B) provide for policy issuance, renewal, endorsement, cancellation, non-renewal and rating functions for our planned insurance policies;

(C) prepare and transmit invoices to our planned insureds, collect and transmit premium payments received to us (less certain disbursements made on our behalf and less amounts due WaterStreet);

(D) calculate and pay commissions generated from the sale of our insurance policies and invoice and receive the return of commissions on return premium transactions;

(E) prepare and issue federal tax statements for commissions paid to our insurance agents;

(F) provide us with full on-line access and reports on all policies, premiums, claims, and payment information;

(G) provide staffing, systems, and equipment to work with our Chief Financial Officer for accounting and financial functions (such as posting, balancing, and control of premium receivables, accounting and payment of agent’s commissions, issuance and control, and accounting for disbursements for premium refunds, commissions, claims, and general expenses, bank reconciliations, accounting, reporting, payment and collection for reinsurance, required bureau and statistical reporting to the statistical agent appointed by us, providing data to support preparation of any required state premium, municipal, 1099, and escheat tax returns) and reasonable and customary financial management reports produced by the general ledger utilized by the administrator; and

(H) any third party services, such as, but not limited to, ISO services, loss reports, credit reports/scoring, replacement cost estimators, inspections, investigators, engineers’ fees and costs, all legal fees, travel expenses for WaterStreet employees and fees for incidental reports where the latter are our direct costs and for which we are obligated to reimburse WaterStreet promptly.

The term of the agreement with WaterStreet is 60 full calendar months commencing on the date that we receive our Certificate of Authority from the Florida Office of Insurance Regulation. The agreement also contains an automatic renewal provision which provides that the term of the agreement will be renewed for an additional 60 months unless we give WaterStreet written notice of intent not to renew 180 days prior to the end of any then existing term. The agreement also provides that in the event that WaterStreet is found to be liable for any damages suffered by us, the maximum aggregate amount of any liability is limited to $500,000 and WaterStreet shall not be liable to us for any indirect, special, or consequential damages, including but not limited to lost profits, lost business, payments to third parties (including cover) or other economic loss arising out of the agreement or the services rendered by WaterStreet, whether in contract or tort law or equity.

In exchange for these services, the agreement calls for us to pay WaterStreet, the following amounts: (i) $55.00 as annual fee per policy (subject to a reduction of $1.00 per policy for every 10,000 policies in force or $49.00 per policy, whichever is greater); (ii) $5,000 per month as an administrative fee; (iii) a commission of 5% of any direct premiums received if WaterStreet serves as the licensed agent on any orphan or house account business; and (iv) for any services provided by WaterStreet not specifically provided in the Agreement, a fee equal to time and materials basis at the rate of $95.00 per person hour.

2. Claims Administration Services Agreement

We also entered into a Claims Administration Services Agreement with WaterStreet. Under this agreement, WaterStreet has agreed to provide us with claims administration services, including the following:

(A) Receive and process loss notices received from our planned insureds via electronic, fax, or telephone transmission within one business day of receipt;

(B) Review and verify coverage for claims submitted by our planned insureds, to set reserves and a claim file within one business day of receipt, and to arrange for a claims adjuster to be assigned and begin making contact with claimants each day until a contact is achieved with written correspondence to be mailed the day of assignment advising the claimant of contacts and general procedural information.

(C) Investigate all reported claims to the extent that we deem reasonably necessary, determine and evaluate any coverage issues in connection with the claims and refer the same to us or our legal counsel with recommendations and deny coverage for those claims which we reasonably determine, should be denied.

(D) Adjust, handle, or settle to a conclusion claims in accordance with state law and the terms of the policies issued to the insured.

(E) Settle claims up to $50,000 per claim and for all claims in excess of $50,000 may be settled only upon written approval by us.

(F) Adjust all claims only through adjusters who are currently licensed and who are either independent or an employee of WaterStreet.

(G) When authorized by us, to appoint independent legal counsel as necessary to provide legal services as part of the investigation of claims and/or the determination of policy coverage applicable.

(H) Prepare checks, vouchers, drafts, compromise agreements, releases, and other documents reasonably necessary to pay claims, close claims, and pay authorized fees and legal expenses on behalf of us.

(I) Review outstanding claim reserves monthly and recommend any changes to such reserves.

(J) Record and report each loss and ALAE expense paid.

(K) Report loss information to ISO Claim Search, or any other loss reporting service to which we subscribe.

(L) Coordinate any third party or litigation related services.

(M) Prepare and distribute required federal and state 1099 filings.

(N) Report suspected fraud as required by any applicable statute or regulation in the state(s) where the policies are issued.

(O) Promptly notify us of: (1) any loss or claim resulting in a lawsuit being instituted against them or us; (2) any complaint filed with any insurance department or other regulatory authority relating to any loss or claim; (3) any claim which may involve a coverage dispute; (4) any loss which may result in a loss payment in excess of $50,000; (5) any claim open for more than 2 months or which involves extra contractual allegations or is in excess of policy limits; and (6) any suspected fraud or any allegation of “bad faith” in claims handling against WaterStreet or us.

(P) Undertake customary salvage or subrogation to pursue recovery of loss expenditures.

(Q) Maintain licenses in good standing with such authorizations and permits needed for compliance with applicable laws.

(R) Maintain a catastrophe response team to respond to catastrophic events with such to include such services as may be needed to respond to catastrophic events.

(S) Provide all standard reports using WaterStreet’s claims administration system and any additional reports or report modifications as identified during the initial 90 days of said agreement at no additional charge to us. After the initial 90-day period, we have agreed to pay separately for these additional reports.

In exchange for these services, we have agreed to pay WaterStreet, on a monthly basis and on or before the 15th day of each month, the following amounts:

1.	A Loss Adjustment Expense fee equal to 4% of the incurred loss suffered by an insured claiming losses covered by our planned policies in addition to the following adjuster fee schedules:

Daily Loss Adjustment Fee Schedule

Range (Gross Amount Of Loss)	Amount

Phone Claim, CWOP	$0
Closed Without Payment (on-site visit) (includes lack of coverage, no damage, or pre-existing damage)	150.00
$0 - $2,500.00	325.00
$2,500.01 - $7,500.00	475.00
$7,500.01 - $15,000.00	650.00
$15,000.01 - 35,000.00	900.00
35,000.01 - $50,000.00	1,150.00
$50,000.01 - $100,000.00	2.50%
$100,000.01 - and up	2.00%

Catastrophic Loss Expense (100 or more claims from single event)

Range (Gross Amount Of Loss)	Amount

$0 - $1,000.00	$225.00
$1,000.01 - $2,500.00	300.00
$2,500.01 - $5,000.00	500.00
$5,000.01 - $7,500.00	425.00
$7,500.01 - $10,000.00	575.00
$10,000.01 - $15,000.00	750.00
$15,000.01 - $25,000.00	850.00
$25,000.01 - $35,000.00	1,000.00
$35,000.01 - $50,000.00	1,250.00
$50,000.01 - $150,000.00	3.00%
$150,000.01 - $500,000.00	2.50%
$500,000.01 - and up	2.00%

2.

A minimum administrative fee of $5,000 per month and for any other services provided by WaterStreet not specifically set forth in the agreement, WaterStreet is to be paid on a time and materials basis at the rate of $95 per person per hour.

In entering into these agreements with WaterStreet, we face the risk of other potential problems. These may include: (A) the provider fails to correctly produce timely and accurate accounting information with the result that policyholders become unhappy with repeated errors and insurance regulators do not receive accurate reporting; (B) the provider fails to give timely services and response to customers and agents; (C) the provider misinterprets claims and improperly denies proper claims or grants improper claims with the result that we may exposed to law suits and adverse actions from the Florida Office of Insurance Regulation or, in the latter case, to losses; (D) the provider misappropriates funds with the result that we incur losses; (E) the provider fails to follow underwriting guidelines; and (F) the provider takes other actions which damage our reputation and our business with our planned customers, agents, and with the Florida Office of Insurance Regulation. While we believe relying upon WaterStreet is prudent, we cannot assure you that we will be successful in mitigating these risks.

The agreements with WaterStreet described above also provide that except for fees and claims payable to WaterStreet or acts of fraud or willful misconduct, in the event that either party breaches its obligations to the other, that the non-breaching party shall be entitled to receive as damages, an amount not greater than $500,000. The agreements with WaterStreet may be terminated by either party and upon giving the other party 180 days written notice.

Underwriting

We believe that underwriting is the heart of the insurance business. We anticipate that underwriting will help us determine who our target insurance customers will be, what our product’s will be, and at what price our products will be sold. To that extent, we believe that our success will likely depend on our underwriting skills and our ability to effectively execute our strategy.

We believe that if we can successfully implement clear underwriting guidelines that are easy to understand, our agents should be able to better identify marketing and sales opportunities. We plan to establish procedures that will allow an agent to offer policies only if underwriting parameters established by us can be satisfied unless an exception is made by us. Most importantly, in addition to the superior underwriting and software technologies employed, we intend to use dedicated underwriters working on each product, analyzing risks and making sure we accept only quality policy submissions.

We anticipate that if we are successful, we will utilize technology at several levels in an attempt to control the underwriting risks. We believe that WaterStreet Company’s Aquant System will offer policy servicing system/software packages that may have many advanced capabilities that support our overall strategy, such as:

•

Web-based rating, quoting and binding that includes real-time artificial-intelligence based policy data entry. Comprehensive underwriting rules are built into the system. All entry items are intended to be validated and cross-matched against all applicable rules. We plan to block quotes that do not meet our underwriting criteria and take steps to prevent any issuance of an insurance policy until we can confirm that all policy information we have received is correct and has been reviewed. We also plan to suspend underwriting automatically in the event of an approaching hurricane and take steps to prevent this suspension from being overridden by an underwriter.

•

We also plan to take steps that will allow the system to determine if the insurance company has reinsurance capacity in a zip code for the new exposure. We plan to take steps that will allow us to not accept new business when predetermined aggregate exposure levels (on a per zip code basis) have been reached.

•	We plan to implement a system that will directly bill our policyholders and monitor cash handling.

•

The design of the system provides an integrated claims processing function. Coverage information is clarified as claims are set up. The system contains online file notes and future diary data. Open claim reserves are automatically assigned a future diary date. Integrated imaging allows all input data to be automatically imaged for future reference. The system controls check payment authorizations. Premium and prior loss history can be compared to determine if a particular discount is justified at policy renewal.

•	The system will be designed to provide, to the extent possible, web-based standard reports, as well as the capability to produce ad-hoc reports.

•	In addition to rating, quoting and binding, we anticipate that the system may allow us to handle policy issuance, endorsement processing and policy renewal processing.

•	The system may also allow us to coordinate data for regulatory reporting and accounting needs and integrates with an internet service provider.

Sales and Marketing

We plan to employ the following marketing strategies:

Our strategy is to develop and retain, to the extent possible, a sufficient number of independent agents who may have the ability to sell our insurance policies and produce insurance premiums. We currently estimate that we will need 100 to 200 or more insurance agencies to produce a sufficient volume of insurance premiums that will allow us to implement our business plans. If market conditions allow and if our marketing efforts are successful, we currently anticipate that it may take six to nine or more months after we commence operations before we may able to generate sufficient premium revenues to implement our business plan.

Initially, we plan to appoint agencies in selected counties in the southern half of Florida. We will look to appoint agencies based on prior working relationships with our sales and marketing staff, need for representation in geographical locations, recommendations from state and regional insurance associations, referrals, and other factors.

We anticipate hiring sales support and marketing staff to explain our homeowners insurance policies to insurance agents and train them on how to write and submit policies to us. As currently planned, we anticipate scheduling our sales support and marketing staff to periodically visit agents that sell our policies for the purpose of developing and maintaining a more effective working relationship with the agents and motivating them to produce a satisfactory volume of business. We estimate that initially we may need to hire between one and two or more persons to serve in our sales support and marketing staff for the first year of operations.

Advertising and Promotion

We believe that advertising and promotion will be important to us if we are to effectively implement our plans. We anticipate emphasizing certain channels that we believe offer effective communication about our company and products. As our financial resources allow and as our operations require, we have the following plans:

•

We intend to develop and place ads in state print and online trade publications, i.e. Insurance Journal, National Association of Professional Insurance Agents (PIA), and Independent Insurance Agents Association (IIAA).

•	We plan to create product literature for marketing reps to use when making agency visits and appointments, including product brochures, fact sheets, and educational and training materials.

•	We plan to write and distribute media releases with pertinent corporate news to top state and local newspapers, trade publications and industry associations.

•

We plan to attend top industry conventions and trade shows to network with existing contacts and develop new relationships with key prospects, such as the Florida Association of Insurance Agents and Florida Professional Insurance Agents.

Reinsurance

We plan, to the extent that we are able, to obtain reinsurance coverage at such levels and such amounts as we believe are prudent in light of then existing market conditions and evaluations of the risks that we face. If we are successful in entering into reinsurance agreements, we anticipate that these agreements will likely be structured around the mandatory coverage provided by the Florida Hurricane Catastrophe Fund, with commercial excess catastrophe reinsurance and multiple line quota share reinsurance supporting the program. We plan to obtain reinstatement premium coverage to protect against reinstatement premiums that would be payable in the event of a loss.

To the extent that our systems and information allow, we plan to closely monitor our aggregate and territorial distributions with the assistance of our planned reinsurance intermediary, John B. Collins Associates, Inc. and the use of state-of-the-art computer modeling technologies and mapping software designed to assist in evaluating reinsurance adequacy. Although we plan to use John B. Collins Associates, Inc., we have not yet entered into an agreement to retain them. We plan to adhere closely to established underwriting guidelines. It is our plan to maintain reinsurance catastrophe coverage at the level of one in a one hundred year hurricane event, based on two insurance industry accepted models.

The planned multiple line quota share reinsurance program may allow us to write more business and thereby allow us an opportunity to write more policies to generate additional insurance premium revenues. We intend to enter into a 50% quota share program. Quota share reinsurance currently would reimburse us for a proportional share of our claims expenses, both individual claims as well as claims from catastrophic events, such as hurricanes, and operating expenses in return for a proportional share of premiums. To the extent that we are successful in obtaining quota share reinsurance, we may be able to better to enhance and protect our capital and surplus.

We plan to purchase catastrophe reinsurance above a $2.4 million retention with a limit of protection to at least a one hundred year probable maximum loss, as determined by insurance industry accepted models. Our planned $2.4 million retention will be reduced by 50% or $1.2 million due to our planned quota share reinsurance program. We are required by Florida statute to purchase catastrophe reinsurance to the one hundred year event, as determined by the models, and submit annual evidence to the Florida Office of Insurance Regulation that such coverage has been obtained. Conditions in the reinsurance marketplace, pricing and availability, may not allow us to purchase catastrophe reinsurance down to our planned retention. We plan to utilize the Florida Hurricane Catastrophe Fund to its fullest extent when purchasing our catastrophe reinsurance because it is much more economical than commercial reinsurance. It is our intent to purchase commercial reinsurance to cover the remaining exposure in the one hundred year modeled event. In other words, it is our intent to purchase catastrophe reinsurance to protect us 100% on losses above our planned retention to the one in one hundred year event, as determined by insurance industry computer models.

It is our plan to place the reinsurance coverage with high quality (A- or higher rated by A.M. Best), financially secure reinsurance companies. Our established competitors have historically been able to obtain reinsurance similar to our plans. However, there are no guarantees that we will be able to obtain and maintain the intended reinsurance or if we do, that it can be obtained at a cost that is financially reasonable. In addition, even if we are able to obtain and maintain reinsurance with high quality reinsurance companies at a cost that is financially reasonable in light of the insurance premiums that we plan to generate, we cannot assure you that any reinsurance company that has provided us with reinsurance will possess sufficient financial resources to protect us from the losses covered by the reinsurance agreement with them. In that event, we may suffer catastrophic financial losses and possible bankruptcy and insolvency.

We are also aware that our planned reinsurance program may not fully protect us from the risks we face, particularly from excessive losses from catastrophes, most notably hurricanes. While we intend to monitor and evaluate our underwriting rules and parameters, and to purchase reinsurance to at least the one in a one hundred year probable maximum loss (as determined by insurance industry approved computer models), it is possible that one or more major hurricanes (such as one that would equal or exceed a Katrina level hurricane) could hit one or more sections of Florida where we may have a concentration of our insurance on homes that causes more damage than the one projected as a one hundred year event. In that event we would have only our existing capital to cover losses above the upper limit of our reinsurance, which may not be adequate to allow us to remain in business.

Further, in the event that multiple major hurricanes hit one or more sections of Florida in an area where we have significant exposure under our policies, we could be exposed to significant claims with losses that may place our company at a distinct risk of becoming bankrupt or insolvent. Further and in this and other contexts, we cannot assure you that one or more of any reinsurance companies with whom we may enter into reinsurance agreements with will not become financially insolvent and unable to meet and pay amounts due to us under the terms of our planned reinsurance agreements. In these scenarios, the reinsurance agreements that we plan to enter into will likely be of little value in protecting our capital and protecting us from claims in excess of the risk assessments that we made previously. This too exposes us to the distinct risk of becoming bankrupt or insolvent.

We believe that our competitors historically have purchased reinsurance similar to our plans. However, we cannot assure you that we will be able to purchase reinsurance at the levels or in amounts that we plan or, if we can obtain such reinsurance, that we will be able to do so at costs that are financially cost-effective. The cost of reinsurance fluctuates and likely will depend on the perception of risk determined by reinsurance carriers, competition among reinsurance carriers, and other factors beyond our control. To the extent that reinsurance costs are found to be excessive, our business plans may not be commercially viable, we may incur substantial losses due to excessive claims from our policyholders and we may be exposed to risks that, at minimum, will likely result in extreme volatility in our financial performance and possible bankruptcy and insolvency.

Market Analysis

According to the latest information from the U.S. Census Bureau, both the Florida population and number of housing units have grown steadily over the past five years. In 2003, the homeownership rate was slightly above 70% and the median value of owner occupied housing units was nearly $150,000.

We believe that the Florida insurance consumer is likely both cost and quality conscious. Our review of the existing marketplace suggests that many buyers of homeowners insurance seek to avoid purchasing a policy from Citizens, the state insurance pool, where customarily premiums are high and service is relatively poor. We believe that consumers seek to purchase policies written through a reliable insurance company that will provide courteous, professional customer service and prompt claim payments in the event of a loss. We plan to target single family homes, condos and dwellings, thirty years and newer in Florida, with replacement cost limits from $100,000 to $500,000 for all policy types. We believe this to be middle market, which has traditionally been a very desirable risk. Wherever possible, we will attempt to avoid accepting policies on homes that present physical hazards such as those inherent in the buildings’ construction, occupancy, protection and external exposures. In other words, homes that are in a state of disrepair or are unkempt. As circumstances and underwriting procedures allow, we intend to limit our exposure to policyholders who we believe may increase the probability of a loss due to carelessness or indifference to potential loss, tolerance of dangerous conditions, or a history of losses caused by careless accidents.

Pricing

We plan to offer insurance policies at rates (the prices at which we offer insurance) that accurately reflect our perception of each insured’s share of predicted losses. If we are successful, our insurance rates may allow us to generate sufficient revenues from our premiums to pay for losses covered by our policies, our administrative and other expenses, to execute our strategy.

We anticipate that, if we can execute our strategy successfully, our insurance rates will reflect the exposure to loss presented by the insured that we assume under our planned policies. We anticipate that insureds with similar loss exposure will be grouped together in a single rating class and charged the same rate. Although other insureds may be grouped in a different rating class and charged a different rate, that rate will likely reflect the group’s exposure to loss.

In setting insurance premiums, we will attempt, wherever possible, to evaluate projected expenses we expect for losses covered by our planned policies. Any projection of the amount of claim expenses covered by our planned policies will be uncertain. In general, we anticipate that our premiums will likely reflect our assessment on the following factors: (i) expected administrative costs of our operations; (ii) predicted claim expenses; (iii) reinsurance costs; (iv) a margin for error and a charge for profits and contingencies; and (v) the amount we predict that we can earn on investment income on funds held to fund future claims.

All of these assessments involve estimates that we intend to make and for which we cannot be certain they are, or will be accurate. If we underestimate our administrative costs, our claim expenses, the margin for profit and contingencies, or any combination of them, we will likely incur losses. Further, if we over-estimate our investment income, it will decrease profitability. The timing and magnitude of these losses, if they occur cannot be predicted with any accuracy. In addition, if one or more of these estimating errors occurs at or in close proximity to a natural or man-made disaster of any significant size will also adversely impact us and may cause us to lose our ability to remain viable in the insurance business. The Florida home insurance market is subject to claims arising out of hurricanes and other natural and man-made disasters. The timing and magnitude of these disasters cannot be predicted with any certainty.

Overall and to the extent that we are able, we plan to base pricing on sound actuarial projections, not subject to change with sudden market fluctuations. However, we believe that certain counties in Florida, due to erratic competition, may provide more opportunities than other counties and we plan to focus on those areas that offer greater opportunity.

Investment Income

We recognize that the insurance premiums we collect from our anticipated policyholders will likely be used, in part, to pay insured claims on the policies we plan to offer. In this respect, we have continuing fiduciary responsibilities under Florida law, to invest available funds (derived from surplus and premiums) to generate additional income.

We intend to rely upon third parties to provide portfolio management services in managing our planned portfolio from the funds received, if any, from this offering. Currently, we have identified Wachovia Securities, LLC, a division of Wachovia Bank, N.A. and Mairs & Powers, Inc. as suitable candidates to provide portfolio management services in managing our planned portfolio from the funds received, if any, from this offering. We have not entered into any agreement with either of these firms but we anticipate that if this is successful, we will enter into negotiations with them. Our plan is to have Wachovia handle our short-term investments and Mairs & Powers to manage our long term investments (investments with a maturity greater than six months). To the extent that market conditions and other factors allow, we plan to invest our funds in high quality fixed income investments with an emphasis on liquidity. Our goal is to obtain sufficient return on our capital and meet our obligations to pay anticipated claims filed by our planned insureds.

Competition

We anticipate that we will face intense competition from many established insurance companies each of whom have significantly greater financial, managerial, and marketing resources, as well as an established presence in Florida with insurance brokers, consumers, and re-insurance carriers. These include such prominent companies as:

•	American Strategic Insurance Company
•	Federated National Insurance Company (part of 21st Century Insurance Group)
•	Florida Family Insurance Company
•	Tower Hill Insurance Group
•	Cypress Property and Casualty Insurance Company
•	St. Johns Insurance Company
•	Universal Insurance Company of North America
•	Universal Property and Casualty Insurance Company
•	Coral Insurance Company
•	Edison Insurance Company

These and other competitors have the ability to utilize the advantage of their existing name recognition, existing relationships with insurance agents, reinsurance carriers, and others in the Florida marketplace. For example, American Strategic Insurance Company is well-established in Florida with a large base of existing homeowners, commercial, and property and casualty insurance. This company and other established insurance companies exploit these advantages effectively and many of them have a sophisticated understanding of the Florida market. They also have an established business with revenues that allows them to compete aggressively.

Overall, the intensity of this competition may serve to severely limit our ability to: (A) enter certain geographic areas within Florida; (B) offer certain types of insurance products; (C) attract talented brokers and marketing personnel; (D) obtain reasonable reinsurance rates from reinsurance carriers comparable to that obtained by our competitors; and (E) develop a sufficient and sustainable volume of insurance premium revenues. As a new company with plans to enter the Florida home insurance market, we do not anticipate that these and other aspects of competition will lessen at any time if we are able to commence operations.

We recognize that Florida faces a continuing threat of hurricanes - which will likely have a direct, significant, and continuing impact our planned business. Hurricanes can destroy homes, condominiums, commercial buildings, and the infrastructure of roads and public utilities over a large area with catastrophic results. The magnitude of the destruction can be so substantial that one or more areas that are “hit” by a hurricane can be left uninhabitable for months or more. The result can be property damage in the billions of dollars. In fact, in recent years and during the July through November hurricane season, Florida has had the experience of being “hit” by multiple hurricanes with property damage levels that were unprecedented. Moreover, the number, timing, magnitude, and location of any damage by a hurricane cannot be predicted with precise accuracy. Since our planned business is to offer homeowners insurance policies that provide coverage for losses incurred as a result of such natural and certain man-made disasters, we fully appreciate that we will face a continuing challenge to establish underwriting parameters for the insurance policies that we issue.

We anticipate that we may be able to address these challenges by taking the following steps:

1)     Pricing Policies. In pricing our policies (that is, in setting premium levels), we intend to carefully evaluate perceived risks and exposure levels in each geographic area. In making these pricing decisions, we will rely upon information that we obtain from other sources and we recognize that this involves estimates with respect to the uncertainties of imperfect information and dealing with unknown events and possibilities relating to both the timing and magnitude of claims that may arise at any time during the period of an insurance policy. To address the perceived uncertainties and risks, we plan to employ the latest catastrophe modeling technology to manage the catastrophe risk exposure associated with the Florida insurance market. We also plan to evaluate the pricing offered by our competitors in each market area. However, in making all of these decisions, we cannot assure you that our estimates, the catastrophe modeling technology, and our evaluations of the perceived risks and exposure levels will be accurate which would allow us sufficiently to achieve profitability or, if we achieve profitability, that we will maintain it for any period of time.

2)     Underwriting Standards. In setting underwriting standards, including evaluating proposed insureds and setting deductibles, we will attempt to reasonably limit our exposure, whenever possible, to claims in light of existing competition, market trends, and an evaluation of the anticipated amounts and types of claims. We will carefully spread our risks geographically within Florida using computer models, in order to limit our probable maximum losses from hurricanes. This will keep our reinsurance costs at levels that may allow acceptable levels of profitability and reduce our financial exposure from hurricanes. While we anticipate that we can carefully monitor underwriting risks, we are aware that these risks change over time and we cannot assure you that we can successfully control or predict the risks and financial exposures that we face.

3)     Purchase of Reinsurance. It is our plan to purchase reinsurance from large, financially secure reinsurance companies to significantly limit our exposures to hurricanes. Historically, our competitors have been able to purchase reinsurance, as we are planning, at rates that allow for acceptable profitability and reasonable financial security. However, we cannot assure you that we will be able to successfully implement the reinsurance program on a cost effective basis.

4)    Management of Investments. We will attempt to effectively manage our planned investments through careful selection of money and portfolio management third party professionals that will offer us an opportunity to diversify and limit our exposure to financial losses on our investments while also providing needed liquidity to meet anticipated claims made by our insureds. As a new company entering a new business, we cannot assure you that we will be successful in achieving a profitable return on our investments.

5)     Reliance Upon WaterStreet Company. We plan to rely upon WaterStreet Company to provide us with administrative, policy, underwriting and claims processing services. We believe that this is a cost effective strategy that will serve to eliminate our need to purchase up-front systems to implement our business plan. We believe that this will also allow us to focus our limited resources to implement our overall plans.

Employees

We have no employees other than our executive officers. Two officers, Stephen L. Rohde, President, Treasurer, and Director, devote approximately 70 hours per month to our business affairs while Stephen W. Dick, Vice President, devotes an average of approximately 27 hours per month to our business affairs.

We have also entered into consulting agreements with Stephen L. Rohde and Stephen W. Dick that allows us to receive certain services from them pending the outcome of our efforts to raise funds in this offering.

Consulting Agreement with Stephen L. Rohde

On July 11, 2005, we entered into a consulting agreement with Stephen L. Rohde. Under the terms of the agreement, Mr. Rohde agreed to provide such consulting services as we determine appropriate and as requested which would enable us to begin operation as a domiciled Florida insurance company. Mr. Rohde further agreed to provide us with up to 80 hours of consulting services per month (except that in case of August 2005, the number of hours was reduced to 60 hours that month). In addition, in the event Mr. Rohde expends additional time in excess of 80 hours per month, we agreed to compensate him at the rate of $100 per hour for each additional hour. Notwithstanding these provisions, we agreed that during the period from July 11, 2005 to August 8, 2005, we agreed to pay him $125 per hour for his time during that period only. Overall, and subject to the foregoing, we agreed to pay Mr. Rohde, the following as consulting fees: (A) $7,000 per month on or before the first day of each month (except for the month of August when $5,250 was paid on or before August 8, 2005). The agreement with Mr. Rohde may be terminated at any time upon thirty days written notice to the other.

Consulting Agreement with Stephen W. Dick

We have entered into an oral consulting agreement with Stephen W. Dick. This agreement was entered into on April 18, 2005. Under the terms of the agreement, Mr. Dick agreed to provide the following services to us: (1) advising and assisting us with developing rates, preparing forms, an underwriting manual, and competitive analysis. In exchange for these services, Mr. Dick is paid $100 per hour. The agreement may be terminated by either party and upon thirty days notice to the other.

Item 2.	Properties.

Our offices at 3001 N Rocky Point Dr East, Ste 200 Tampa, FL 33607 are leased at an annual cost of $2,100.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Our Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 29, 2006, we received a written consent of the holders of the outstanding shares of common stock of our Company, which granted authority to our Company’s board of directors to reverse split the issued and outstanding shares of common stock of the Company at a rate of 4.8 for 1, so that each 4.8 pre-consolidation shares shall be exchanged for 1 post-consolidation share.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information

We intend to seek inclusion of our common stock for quotation on the OTC Bulletin Board. In order for us to gain any trading on the OTC Bulletin Board, a market maker will need to file certain information required by the Securities Exchange Act of 1934 and file an application to trade our shares. We have identified a market maker who has expressed an interest in filing this application, but such market maker has not given us any commitment that he will file the application and we anticipate that no application will be filed unless the minimum offering has been achieved. No trading in our common stock can occur until these conditions have been satisfied. There can be no assurance that any active, liquid trading market for our common stock will exist or, if it does exist, that it will be maintained.

Holders

As of March 28, 2007, there were approximately 21 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities

On April 28, 2005, the Company’s Board of Directors approved the issuance of a $125,000 promissory note to StarInvest Group, Inc. in exchange for the Company’s receipt of $125,000 in cash from StarInvest. The note issued to StarInvest is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008.

On October 17, 2005, the Company’s Board of Directors approved the issuance of a $50,000 promissory note to EMH Advisory Services, Inc. in exchange for the company’s receipt of $50,000 in cash from EMH. The note issued to EMH is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008.

On February 17, 2006, the Company’s Board of Directors approved the issuance of a $25,000 promissory note to David L Cohen, Inc. in exchange for the company’s receipt of $25,000 in cash from David L Cohen. The note issued to David L Cohen is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008.

On February 2, 2006, our Board of Directors issued the following shares of our common stock in payment for the services rendered to our company: (i) 729,167 shares to Philip R. Hardy, Chairman of the Board and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for our company; (ii) 729,167 shares to Gregg Barrett, our Assistant Secretary and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for the company; (iii) 208,333 shares to Stephen L. Rohde, President, Treasurer, and Director, for assistance in coordinating licensing of insurance company activities and in selecting management and the Board of Directors; (iv) 41,667 shares to Stephen W. Dick, our Vice President for advising our company in developing rates, underwriting guidelines, and forms; (v) 41,667shares to Richard Atkinson, a Director, for actuarial and financial advice; (vi) 41,667shares to William N. Majerus, a Director, in consideration of his regulatory advice to our company; and (vii) 41,667shares to Joseph J. Pingatore, our Secretary and Director in consideration for his corporate governance advice to our company. All of the shares issued were valued at $0.0115 per share. Such value is based on the valuation report, dated February 27, 2006, prepared by Mike Reibling, CPA, CVA at our request (the “Valuation Report”). The Valuation Report was prepared for the purpose of determining the value of such shares, as of December 31, 2005, for purposes of federal income tax issues related to 83(b) elections being filed with the Internal Revenue Service by the founding shareholders. Such value was determined using the net asset value method. Pursuant to such method, the Valuation Report first determined the value of a 100% ownership interest in our Company by subtracting from the fair market value of our assets the fair market value of its liabilities. It then determined the per share value by dividing the foregoing amount by the number of issued and outstanding shares of the Company. The Valuation Report found that the fair market value of a 100% ownership interest in the common stock of the Company as of December 31, 2005 was $78,000, and that the per-share value was $0.0024. We have adjusted the $0.0024 per share value to give effect to the 1 for 4.8 reverse stock split of our common stock we implemented on November 30, 2006. Following such adjustment, the per share value is $0.0115. (The number of shares issued have also been adjusted to reflect the November 30, 2006 reverse stock split.)

On the same date, our Board of Directors also issued the following shares of our common stock in payment for the services rendered to our company as follows: (A) 729,167 shares to George Barton in consideration of advisory services on new claims methodology, and consulting services; (B) 41,667 shares to Kelly King in consideration for his assistance in selecting legal counsel and developing the financial model; (C) 41,667 shares to Jeff Lawrence in consideration of his assistance in evaluating the Florida market; (D) 5,208 shares to Michael Poujol in consideration for consulting services received by the company; (E) 5,208 shares to John A. Martel in consideration for consulting services received by the company; (F) 5,208 shares to Robert H. Cole in consideration for his consulting services; (G) 312,500 shares to David L. Cohen in consideration for his consulting services; (H) 729,167 shares to Phoenix Holdings in consideration for their consulting services; (I) 656,250 shares to Ron Moschetta in consideration for our company’s receipt of financial advisory services; (J) 729,167 shares to Ivan Turner in consideration for his advice and guidance regarding claims adjusting procedures; (K) 520,833 shares to EMH Advisory Services, Inc. in consideration of public relations services; (L) 416,667 shares to Akron Associates, Inc. in consideration of consulting services; (M) 208,333 to Star Invest in consideration for consulting services; and (N) 770,831 shares to Last Chance Real Estate in consideration for consulting services. All of the shares issued were valued at $0.0115 per share.

On March 10, 2006, the Company’s Board of Directors approved the issuance of a $5,500 unsecured promissory note to EMH Advisory Services, Inc. in exchange for the company’s receipt of $5,500 in cash from EMH Advisory Services, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On March 10, 2006, the Company’s Board of Directors approved the issuance of a $5,500 unsecured promissory note to Akron Associates, Inc. in exchange for the company’s receipt of $5,500 in cash from Akron Associates, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On May 15, 2006, the Company’s Board of Directors approved the issuance of a $10,000 unsecured promissory note to Gregg Barrett in exchange for the company’s receipt of $10,000 in cash from Mr. Barrett. The note issued to Mr. Barrett, a Director of the Company, is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On May 15, 2006, the Company’s Board of Directors approved the issuance of a $10,000 unsecured promissory note to George E. Barton in exchange for the company’s receipt of $10,000 in cash from Mr. Barton. The note issued to Mr. Barton is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On May 15, 2006, the Company’s Board of Directors approved the issuance of a $10,000 unsecured promissory note to Phillip R. Hardy in exchange for the company’s receipt of $10,000 in cash from Mr. Hardy. The note issued to Mr. Hardy, the Chairman of the Company, is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On May 15, 2006, the Company’s Board of Directors approved the issuance of a $7,000 unsecured promissory note to Akron Associates, Inc. in exchange for the company’s receipt of $7,000 in cash from Akron Associates, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On May 24, 2006, the Company’s Board of Directors approved the issuance of a $7,000 unsecured promissory note to EMH Advisory Services, Inc. in exchange for the company’s receipt of $7,000 in cash from EMH Advisory Services, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008.

On July 31, 2006, the Company’s Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to Gregg Barrett, a Director of the Company, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008.

On July 31, 2006, the Company’s Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to Philip R. Hardy, the Chairman of the Company, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008.

On July 31, 2006, the Company’s Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to George E. Barton, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008.

On December 1, 2006, our Company issued to EMH, LLC an unsecured promissory note, in the principal amount of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are subsequently received by our Company from EMH, LLC). Interest shall accrue on the outstanding balance of the promissory note at a rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable on July 31, 2008.

The parties intended the above private placements to be exempt from registration under the Securities Act by virtue of Section 4(2) or Regulation D under the Securities Act. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us and each investor was knowledgeable, sophisticated and experienced in making investments of this kind.

Use of Proceeds from Registered Securities

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the primary offering by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We have not commenced such offering yet. We intend to commence the offering in April, 2007.

We estimate that the net proceeds of the offering will be $13,800,000 if 15,000,000 shares are sold and $8,740,000 if only 9,500,000 are sold, after deducting the 8% commission payable to our sales agent, but before deducting expenses of the offering (which we estimate at $97,000), and assuming none of the shares are sold to investors introduced by our officers or directors. We have committed $8,000,000 of the net proceeds to fund our capital requirements to meet the surplus required by the State of Florida. The remaining proceeds will be available as working capital and for general corporate purposes. Since we are a development stage company without revenues we may need to utilize a portion of the remaining net proceeds to fund unanticipated expenditures. We intend to invest the net proceeds in short-term, interest bearing investment-grade securities until the net proceeds are utilized.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of our common stock during the years ended December 31, 2006 and 2005.

Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

We are a development stage company and since our inception on April 22, 2005, have not yet had any operations or generated any revenues.

We are currently raising funds in a primary offering of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share in accordance with our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) declared effective by the Securities and Exchange Commission on February 14, 2007. We intend to use $8,000,000 of the net proceeds of such offering to fund our capital reserve to meet the requirements of the Florida Office of Insurance Regulation. The remaining net proceeds will be available as working capital and for general corporate purposes. If we raise only the minimum of $9,500,000 and if we are able to successfully implement our business plan, we anticipate that this offering will provide sufficient capital to allow us to operate for 12 months thereafter.

We do not intend to conduct any market research but we intend to continuously monitor the Florida homeowners and condominium insurance marketplace, the products and marketing actions taken by existing insurance companies in the Florida market, and to identify potential competitive, regulatory, and other developments that may impact our plans and the strategies that we have made and, where appropriate, modify or change our plans and strategies in response to these developments. Our plans call only for us to purchase office equipment as needed for our headquarters offices, which include expenditures for office furniture, computers, other office equipment, and office supplies.

We intend to rely upon WaterStreet to provide many administrative services to us and we intend to rely upon third parties for portfolio management services. We have entered into two agreements with WaterStreet: a Policy Administration Full Service Agreement; and a Claims Administration Services Agreement. Pursuant to the Policy Administration Full Service Agreement, we agreed to pay WaterStreet the following amounts in exchange for their services: (a) $55.00 as annual fee per policy (subject to a reduction of $1.00 per policy for every 10,000 policies in force or $49.00 per policy, whichever is greater); (b) $5,000 per month as an administrative fee; (c) a commission of 5% of any direct premiums received if WaterStreet serves as the licensed agent on any orphan or house account business; and (d) for any services provided by WaterStreet not specifically provided in the agreement, a fee equal to time and materials basis at the rate of $95.00 per person hour. Pursuant to the Claims Administration Services Agreement, we agreed to pay WaterStreet the following amounts in exchange for their services: (w) a Loss Adjustment Expense fee equal to 4% of the incurred loss suffered by an insured claiming losses covered by our planned policies in addition to certain other adjuster fees set forth in the agreement; (x) a minimum administrative fee of $5,000 per month; and (y) for any other services provided by WaterStreet not specifically set forth in the agreement, WatetierStreet is to be paid on a time and materials basis at the rate of $95 per person per hour.

For portfolio management services and based on preliminary discussions we have had with Mairs and Power, Inc., we anticipate that the management fees that we will incur for these services will approximate $2.00 or higher per $1,000 of funds in annual portfolio management fees.

If we raise $9,500,000, and deposit $8,000,000 in funds with a firm that provides portfolio management services and if this estimate remains accurate, this will result in annual portfolio management fees of about $16,000 or higher. The precise amount of actual portfolio management fees that we incur cannot be predicted with precision but we will evaluate our options and plan to engage the services of a portfolio management services company if we are successful in achieving the minimum offering.

If we are successful in these plans, then for the first twelve months after we commence operations, we anticipate that we will employ an aggregate of six persons (as employees of the company) in the following capacities: President and Treasurer (1 person); Vice President; Product Management; Director, Sales & Marketing; Operations Manager; and Administrative Assistants (2 persons).

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

Off Balance Sheet Arrangements

None.

Item 7.	Financial Statements.

Table of Contents

Report Of Registered Public Accounting Firm - As Of And For The Year Ended December 31, 2006

Independent Auditors Report - As Of December 31, 2005 And For The Period From April 22, 2005 (Inception) To December 31, 2005

Balance Sheets - December 31, 2006 And 2005

Statements Of Operations - Year Ended December 31, 2006 And Periods From April 22, 2005 (Inception) To December 31, 2006 And 2005

Statements Of Stockholders’ Deficit - Year Ended December 31, 2006 And For The Period From April 22, 2005 (Inception) To December 31, 2005

Statements Of Cash Flows - Year Ended December 31, 2006 And The Periods From April 22, 2005 (Inception) To December 31, 2006 And 2005

Notes To Financial Statements

Report Of Independent Registered Public Accounting Firm

Audit Committee

Premier Indemnity Holding Company

Tampa, Florida

We have audited the accompanying balance sheet of Premier Indemnity Holding Company (the Company) (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Indemnity Holding Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a working capital deficiency of $48,325; a deficit accumulated during the development stage of $420,970; and a stockholders’ deficit of $340,270 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s ability to further implement its business plan, raise capital, and generate revenues. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 28, 2007

INDEPENDENT AUDITORS' REPORT

AS OF DECEMBER 31, 2005

AND FOR THE PERIOD APRIL 22, 2005 TO DECEMBER 31, 2005

BOARD OF DIRECTORS

PREMIER INDEMNITY HOLDING COMPANY

TAMPA, FLORIDA

We have audited the balance sheet of Premier Indemnity Holding Company (a development stage entity) as of December 31, 2005, and the related statements of income and accumulated deficit, and cash flows for the period from inception (April 1, 2005) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Indemnity Holding Company as of December 31, 2005, and the results of its operations and its cash flows for the initial period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hamilton Misfeldt & Company, P.C.

HAMILTON MISFELDT & COMPANY, P.C.

Great Falls, Montana

February 15, 2006

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

BALANCE SHEETS

	December 31 2006	December 31 2005
ASSETS
Current Assets:

Cash and Cash Equivalents	$3,255	$3,976

Total Current Assets	3,255	3,976

Deferred offering costs	55,098	-
Deferred tax asset	-	47,468

TOTAL ASSETS	$58,353	$51,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable	$51,580	$60,525

Total Current Liabilities	51,580	60,525

Long-term debt	326,500	175,000
Interest payable	20,543	-

Total Liabilities	398,623	235,525

Stockholders' Deficit:

Common stock, par value $0.0001; 100,000,000 shares
authorized; 7,005,208 and 0 shares issued and
outstanding at December 31, 2006 and 2005, respectively	700	-
Additional paid-in capital	80,000	-
Deficit accumulated during the development stage	(420,970)	(184,081)

Total Stockholders' Deficit	(340,270)	(184,081)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,353	$51,444

See accompanying notes to financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31 2006	For the Period From April 22, 2005 (inception) to December 31
		2005	2006
Revenues	$ -	$ -	$ -

Expenses:
General and administrative	168,878	231,549	400,427
Interest	20,543	-	20,543

LOSS BEFORE INCOME TAXES	(189,421)	(231,549)	(420,970)

Income tax (expense) benefit	(47,468)	47,468	-

NET LOSS	($236,889)	($184,081)	($420,970)

Weighted average common
shares-Basic and diluted	6,371,861	-

NET LOSS PER SHARE-
Basic and Diluted	($0.04)	$ -

See accompanying notes to financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Deficit Accumulated	Total

Balance at April 22, 2005
(inception)	-	$ -	$ -	$ -	$ -
Net loss for 2005				(184,081)	(184,081)

Balance at Dec. 31, 2005	-	$ -	$ -	($184,081)	($184,081)

Stock issued for services	7,005,208	700	80,000		80,700
Net loss for 2006				(236,889)	(236,889)

Balance at December 31, 2006	7,005,208	$700	$80,000	($420,970)	($340,270)

See accompanying notes to financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31 2006	For the Period From April 22, 2005 (inception) to December 31
		2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($236,889)	($184,081)	($420,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease (increase) in deferred income taxes	47,468	(47,468)	-
Services provided for common stock	80,700	-	80,700
Change in operatingassets and liabilities:
Accounts payable	(8,945)	60,525	51,580
Interest payable	20,543	-	20,543

Net Cash Used by Operating Activities	(97,123)	(171,024)	(268,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	151,500	175,000	326,500
Deferred offering costs	(55,098)	-	(55,098)

Net Cash Provided by Financing Activities	96,402	175,000	271,402

NET (DECREASE) INCREASE IN CASH AND CASHEQUIVALENTS	(721)	3,976	3,255

Cash and Cash Equivalents at beginning of period	3,976	-	-

Cash and cash equivalents at End of period	$3,255	$3,976	$3,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash Financing Activities:
Common stock issued for services	$80,700	$ -	$80,700

See accompanying notes to financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

The Company has two wholly owned subsidiaries, Premier Indemnity Associates, Incorporated (“PIAI”) and Premier Indemnity Insurance Company (“PIIC”). At December 31, 2006, these companies have no assets, liabilities or capital and have not commenced operations.

The primary business in which the Company intends to operate is the sale of homeowners insurance to Florida residents.

Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) using the accrual method of accounting and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As indicated in the accompanying balance sheet as of December 31, 2006, the Company has a working capital deficiency of $48,325, a deficit accumulated during the development stage of $420,970, and a stockholders' deficit of $340,270. The ability of the Company to continue as a going concern is dependent on management's ability to further implement its business plan, raise capital, and generate revenues. As indicated in Note 6, the Company’s post-effective amendment of its Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on February 14, 2007. As of March 23, 2007, the Company had not attempted, through its outside placement agent, to raise any capital in this initial public offering. The Company anticipates that the placement agent will begin its efforts to raise capital in early April. The Company does not know if the placement agent will be successful in the offering. In the interim, the Company is continuing to borrow money from its founders to fund operations. If the Company, through its placement agent, is not successful in raising the minimum of its initial public offering of $9,500,000 by the end of May, 2007, management believes the discontinuance of operations is likely. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Share-based Compensation Payments: The Company has issued and anticipates issuing additional shares of common stock in exchange for services rendered by individuals and/or companies during the development stage. In accordance with Statement of Financial Accounting Standard No. 123(R), the Company has adopted a fair-value-based method to account for these share-based compensation payments. Under this method, compensation costs of stock awards will be measured at fair value and expensed over the period services will be provided in exchange for the award.

Deferred Offering Costs: Legal and other costs that are directly attributable to the proposed offering of securities are deferred and will be charged against gross proceeds of the offering.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

NOTE 2 -- INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standard No. 109, whereby the deferred tax asset represents the tax effects of taxable temporary differences between financial statement reporting and income tax reporting. The temporary differences arise from expensing for financial statement reporting purposes organizational and start-up costs incurred versus the capitalization and amortization of those costs once operations begin for income tax reporting purposes. The gross deferred tax asset from the temporary differences utilizing a federal tax rate of 15% and a state tax rate of 5.5% was $86,299 and $47,468 at December 31, 2006 and 2005, respectively. Through June 30, 2006, the Company had anticipated future taxable income from normal operations would be sufficient to fully absorb organizational and start-up costs deducted for financial statement reporting, as well as income tax reporting, within the twenty-year net operating loss carryover period allowed under the Internal Revenue Code. However, management has changed this assessment and has provided a 100% valuation allowance ($86,299) for the deferred tax asset at December 31, 2006. There was no valuation allowance for the deferred tax asset at December 31, 2005.

The following is a reconciliation of the tax benefit derived by applying the federal statutory rate of 34% to the loss before income taxes:

	2006		2005
	Amount	Rate	Amount	Rate
Federal statutory benefit	$64,403	34.0%	$78,727	34.0%
Rate reduction for lower anticipated future levels of income	(35,990)	(19.0)	(43,994)	(19.0)
	28,413	15.0%	34,733	15.0

State taxes, net of federal benefit	10,418	5.5	12,735	5.5
	38,831	20.5	47,468	20.5

Change in valuation allowance for deferred tax assets	(86,299)	(45.6)	0	-

Income tax (expense) benefit	($47,468)	(25.1%)	$47,468	20.5%

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE 3 -- LONG-TERM DEBT

Long-term debt at December 31, 2006 and December 31, 2005 consists of unsecured notes due to the following investors, with interest at 6% per annum, and principal due in full in March through September, 2008:

	December 31 2006	December 31 2005

Star Invest Group, Inc.	$125,000	$125,000
EMH Advisory Services, Inc.	90,500	50,000
David Cohen	25,000	-
Gregg Barrett	25,834	-
Phillip Hardy	23,833	-
George Barton	23,833	-
Akron Associates	12,500	-

TOTAL	$326,500	$175,000

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

NOTE 5 -- COMMON STOCK

The Company is authorized to issue 100 million shares of common stock. As of December 31, 2005, an independent appraisal valued each share of the Company's common stock at $.01152 per share. On February 2, 2006, the Company issued 7,005,208 shares of common stock as share-based compensation payments for services rendered from the date of inception through January 31, 2006. (The number of shares issued and the value per share have been adjusted to reflect the reverse stock split described below.)

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

These share-based compensation payments were for services recognized as organizational costs and start-up expenses in the period the services were rendered.

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

NOTE 6 -- SUBSEQUENT EVENT

On February 14, 2007, the Securities and Exchange Commission declared effective the post-effective amendment to the Company's registration statement on Form SB-2 to raise at least $9,500,000 in gross proceeds. If the Company is successful in selling at least 9,500,000 shares of common stock at $1.00 per share, it will capitalize PIIC with $8,000,000 and provide the Company with additional working capital.

Item 8.	Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

Hamilton Misfeldt & Company, P.C was the independent public accounting firm for the Company for the period April 22, 2005 (inception) until December 31, 2005 and for the period since then and until July 17, 2006. None of Hamilton Misfeldt & Company, P.C. reports on the Company’s financial statements during the Company’s fiscal year ended December 31, 2005 and for the period since then and until July 17, 2006, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, which would include the uncertainty regarding the ability to continue as a going concern, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hamilton Misfeldt & Company, P.C. would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which Hamilton Misfeldt & Company, P.C. served as the Company’s principal independent accountants.

On July 17, 2006, the Company dismissed Hamilton Misfeldt & Company, P.C. from serving as the Company’s independent public accounting firm, and retained Gregory, Sharer & Stuart, P.A. as its independent registered public accounting firm. The decision to change accountants was recommended and approved by the Company’s Board of Directors.

Prior to July 17, 2006, the date that Gregory, Sharer & Stuart, P.A. was retained as the independent registered public accounting firm of the Company: (1) The Company did not consult Gregory, Sharer & Stuart, P.A. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements; (2) Neither a written report nor oral advice was provided to the Company by Gregory, Sharer & Stuart P.A. that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and (3) The Company did not consult Gregory, Sharer & Stuart, P.A. regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, principal financial officer, and principal accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer, principal financial officer, and principal accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position	Date Elected (1)
Philip R. Hardy	56	Chairman of the Board & Director	1/13/2006
Stephen L. Rohde	55	President, Treasurer, & Director	4/22/2005
Stephen W. Dick	64	Vice President	1/23/2006
Gregg Barrett	42	Assistant Secretary & Director	4/22/2005
Richard V. Atkinson	45	Director	1/13/2006
William N. Majerus, Esq.	57	Director	1/13/2006
Joseph J. Pingatore, Esq.	54	Secretary & Director	1/13/2006

Philip R. Hardy joined the Company as a Director on November 1, 2005. He was elected Chairman of the Board on January 13, 2006. During the period from 1968 to 1984, Mr. Hardy was, at various times, President, owner, and founder of several travel agencies in Alabama, Mississippi, and Florida. From 1995 to 2002, Mr. Hardy served as President, owner, and founder of Crystal Mountain Water Company of Mobile, Alabama. From 2005 to the present, Mr. Hardy serves as President, owner, and founder of ProClaim Solutions, LLC of Mobile, Alabama. Mr. Hardy is a Certified Travel Consultant (since 1972) and is a licensed insurance adjuster in the states of Alabama, Florida, and Texas. Mr. Hardy attended the University of South Alabama.

Stephen L. Rohde joined the Company on April 22, 2005. He currently serves as our President, Treasurer, and Director. From 1996 to the present, Mr. Rohde serves as a Director of Direct General Corporation of Nashville, Tennessee where he has also served as Chairman of the Audit Committee since 2003. From 2004 to the present, Mr. Rohde has served as President of S. Rohde Associates, Inc. in providing consulting services to the insurance industry. From 2003 to the present, Mr. Rohde has served as Director of Lion Insurance Company of Holiday, Florida. From 1998 to 2001, Mr. Rohde served as Director of EOMB Holding Company of Fort Worth, Texas. From June 1990 to January 2004, Mr. Rohde served as Vice President, Chief Financial Officer, and Treasurer of Mutual Service Insurance Companies where he served on the management committee and participated in establishing policies, strategic goals, and overall management of the company with assets in excess of $1 billion. From May 1986 to June 1990, Mr. Rohde served as Vice President, Controller, and Treasurer of Mutual Service Insurance Companies. From July 1983 to May 1986, Mr. Rohde served as Director - Cost and Budget for Mutual Service Insurance Companies. From April 1981 to July 1983, Mr. Rohde served as Assistant Controller for IDS Life where he directed a staff of 17 in the company’s general accounting and investment accounting functions. From April 1980 to April 1981, Mr. Rohde served as Manager - Corporate Accounting for IDS Life. From

July 1979 to April 1980, Mr. Rohde served as Manager - Accounting Research and Development for IDS Life. From May 1977 to July 1979, Mr. Rohde served as Accounting System Coordinator for IDS Life of New York. From April 1975 to May 1977, Mr. Rohde served as Supervisor - Accounting and Treasury for IDS Life. From December 1973 to April 1975, Mr. Rohde served as Senior Accountant for IDS Life. From June 1973 to December 1973, Mr. Rohde served as Accounting Trainee for IDS Life. Mr. Rohde holds a B.S. Degree (Accounting and Business Administration) from the University of Wisconsin - Eau Claire (1973). In addition, Mr. Rohde is a Fellow of the Life Management Institute, has published articles in insurance industry publications, and has served as a speaker and panelist in insurance industry meetings and seminars.

Gregg Barrett joined the Company on April 22, 2005. He currently serves as Assistant Secretary and Director. From 1999 to present, Mr. Barrett serves as President of WaterStreet Company of Bigfork, Montana where he directs the company’s strategy, software design, and new program development. From 1998 to 1999, Mr. Barrett served as Vice President - Corporate Development for National Flood Services of Kalispell, Montana where he coordinated acquisitions, developed programs for customer segments. From 1994 to 1998, Mr. Barrett served as Executive Vice President - Marketing for Bankers Insurance Group of St. Petersburg, Florida where he expanded nationwide sales from $92 million to $490 million and developed a geographic expansion team, product development and pricing, and decreased product cycle time from two years to eight months. From 1993 to 1994, Mr. Barrett served as a Marketing Representative for Prudential Insurance Company. From 1986 to 1993, Mr. Barrett served as Vice President of Operations for National Flood Services of Chicago, Illinois. From 1985 to 1986, Mr. Barrett served as a Staff Accountant at CR Industries of Long Grove, Illinois. Mr. Barrett holds a B. S. Degree (Accounting) from Illinois State University and is a Certified Public Accountant in Montana.

Stephen W. Dick joined the Company on January 23, 2006. He currently serves as Vice President. From 2003 to the present, Mr. Dick serves as an insurance consultant where he has assisted personal lines insurance company clients with advice and assistance in loss cost analysis, competitive analysis, development of pricing, and underwriting strategies, creation of rates and rules, and management reports. From 1999 to 2002, Mr. Dick served as Director of Underwriting and Product Development for QualSure Insurance Corporation of Sarasota, Florida where he was responsible for product line analysis, product development, and underwriting management. From 1997 to 1999, Mr. Dick served as Product Manager and Director of Residential Lines at Seibels Bruce Group, Inc. of Columbia, South Carolina. From 1992 to 1997, Mr. Dick served as Account Manager and Business Systems Specialist at CIGNA Information Services, Inc. of Voorhees, New Jersey. From 1975 to 1992, Mr. Dick served in various managerial capacities at INA/CIGBNA Regional and Home Office Management. Mr. Dick holds a B.S.B.A. Degree from Drexel University and served as a Captain in the United States Army (honorably discharged).

Richard V. Atkinson was elected to the Company’s Board of Directors on January 13, 2006. He currently serves as a Director. Mr. Atkinson has been employed as an Actuary since 1982. From 2002 to the present, Mr. Atkinson serves as Vice President, Chief Property & Casualty Actuary for Horace Mann Educators Corporation. From 1991 to 2002, Mr. Atkinson was employed by Mutual Service Insurance Companies, where he was also Vice President, Chief Property & Casualty Actuary. From 1988 to 1991 Mr. Atkinson was employed by Deloitte and Touche. From 1982 to 1988 Mr. Atkinson was employed by NWNL General Insurance Company. Mr. Atkinson’s has held a wide variety of responsibilities for property and casualty insurance companies, including exposure management, reinsurance procurement, business planning and forecasting, product pricing, product development, and reserving. Mr. Atkinson holds a B.A. Degree from the University of Minnesota-Morris (1982), where he was awarded Scholar of the College. Mr. Atkinson holds an M.B.A. degree from the University of Minnesota Carlson School of Business (2001). Mr. Atkinson is a Fellow of the Casualty Actuarial Society, and a Member of the American Academy of Actuaries. He has authored and co-authored papers presented to the Casualty Actuarial Society Forum and the Casualty Actuarial Society Discussion Paper Program.

William N. Majerus, Esq. joined the Company on January 13, 2006. He currently serves as a Director. Mr. Majerus has experience in insurance law, litigation, arbitration, insurer-agent relationships, and property losses. He is licensed to practice law in Minnesota and is a member of the Minnesota State and Hennepin County Bar Associations. He is a member of the panel of arbitrators for the Hennepin County District Court and the American Arbitration Association. From 1999 to 2005, he served as an investigator for the Minnesota Office of Lawyers Professional Responsibility. Mr. Majerus holds a B.A. Degree from the University of St. Thomas and a J.D. Degree from Hamline University School of Law.

Joseph J. Pingatore, Esq. joined the Company on January 13, 2006. He currently serves as Secretary and Director. From 2005 to the present, Mr. Pingatore has served as Vice President and General Counsel for Western National Insurance Group of Edina, Minnesota. From 2001 to 2004, Mr. Pingatore served as Vice President, Senior Counsel, and Assistant Secretary for Country Insurance & Financial Services/MSI Insurance of Bloomington, Illinois/Arden Hills, Minnesota. From 1987 to 2001, Mr. Pingatore was employed by MSI Insurance Companies where he served as Vice President, General Counsel, and Secretary from 1997 to 2001, Assistant General Counsel and Assistant Corporate Secretary from 1995 to 1997, Senior Counsel and Claims Counsel from 1991 to 1995, and Claims Counsel from 1987 to 1991. From 1983 to 1987, Mr. Pingatore was a partner at Klampe, Pingatore & Nordstrom, Attorneys at Law of Rochester, Minnesota. From 1981 to 1983, Mr. Pingatore was an Associate Attorney at Brown, Bins, & Klampe, Attorneys at Law of Rochester, Minnesota. Mr. Pingatore holds a B.G.S. Degree from the University of Minnesota, Minneapolis, Minnesota and a J.D. Degree (cum laude) from William Mitchell College of Law, St. Paul Minnesota. Mr. Pingatore is admitted to practice in the State of Minnesota, the United States District Court for the District of Minnesota, and the United Stats Court of Appeals for the Eighth Circuit. He is also a

Member and Secretary-Treasurer of the Minnesota Insurance Federation and holds an appointment to the American Arbitration Association Panel of Arbitrators.

Except as disclosed above, none of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. There are no family relationships among our directors or officers. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Board Matters

Our Board of Directors has established an audit committee. The audit committee is comprised of the following directors: Richard Atkinson; William Majerus; and Joseph J. Pingatore. Our Board of Directors has designated Richard Atkinson as our audit committee financial expert. We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that the following directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange: Richard V. Atkinson; and William N. Majerus, Esq. We do not believe that our other directors, including Joseph J. Pingatore, who is a member of our Audit Committee, are independent because they are also executive officers of our Company.

The Company has not adopted a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal years ended December 31, 2006 and 2005, all reporting persons complied with all applicable Section 16(a) filing requirements.

Item 10.	Executive Compensation.

Summary Compensation

Since our incorporation on April 22, 2005, Stephen L. Rohde has been our President, Treasurer, and Director. During such time period, none of our other officers has earned compensation exceeding $100,000 per year.

Pursuant to a consulting agreement, dated July 11, 2005, between our Company and Stephen L. Rohde, Mr. Rohde has agreed to provide such consulting services as we determine appropriate and as requested. Mr. Rohde further agreed to provide us with up to 80 hours of consulting services per month (except that in case of August 2005, the number of hours was reduced to 60 hours that month). In addition, in the event Mr. Rohde expends additional time in excess of 80 hours per month, we agreed to compensate him at the rate of $100 per hour for each additional hour. Notwithstanding these provisions, we agreed that during the period from July 11, 2005 to August 8, 2005, we would pay him $125 per hour for his time during that period only. Overall, and subject to the foregoing, we agreed to pay Mr. Rohde, $7,000 per month on or before the first day of each month (except for the month of August 2005, when $5,250 was paid on or before August 8, 2005).

No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on April 22, 2005 through December 31, 2006. We have no equity incentive plans.

The following table sets forth information concerning the compensation paid or earned for the period from the date of our incorporation on April 22, 2005 through December 31, 2006 for services rendered to our Company in all capacities by our Chief Executive Officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) ( c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Stephen L. Rohde, President and Treasurer
	2006	0	0	2,400 (2)	0	0	0	86,000 (1)	88,400
	2005	0	0	0	0	0	00	47,293 (1)	47,293

(1) Amounts shown were paid or earned pursuant to a consulting agreement, dated July 11, 2005, between our Company and Stephen L. Rohde. Of the $86,000 accrued to Mr. Rohde for services rendered pursuant to the consulting agreement during the fiscal year ended December 31, 2006, only $58,000 has been paid and the remaining $28,000 has not yet been paid.

(2) Represents 208,333 shares of common stock issued on February 2, 2006 in consideration for services rendered to our Company in connection with the regulatory licensing of our insurance activities and in selecting our management. The value of such stock award was based on the value, as of December 31, 2005, of the shares of our

Company’s restricted common stock shares that were issued to our Company’s founding shareholders, as determined by the valuation report, dated February 27, 2006, prepared by Mike Reibling, CPA, CVA at our request (the “Valuation Report”). The Valuation Report was prepared for the purpose of determining the value of such shares, as of December 31, 2005, for purposes of federal income tax issues related to 83(b) elections being filed with the Internal Revenue Service by the founding shareholders. Such value was determined using the net asset value method. Pursuant to such method, the Valuation Report first determined the value of a 100% ownership interest in our Company by subtracting from the fair market value of our assets the fair market value of its liabilities. It then determined the per share value by dividing the foregoing amount by the number of issued and outstanding shares of the Company. The Valuation Report found that the fair market value of a 100% ownership interest in the common stock of the Company as of December 31, 2005 was $78,000, and that the per-share value was $0.0024. We have adjusted the $0.0024 per share value to give effect to the 1 for 4.8 reverse stock split of our common stock we implemented on November 30, 2006. Following such adjustment, the per share value is $0.0115. (The number of shares issued has also been adjusted to reflect the November 30, 2006 reverse stock split.)

Outstanding Equity Awards

As of December 31, 2006 and 2005, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Our bylaws do not prohibit us from compensating directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors. We currently plan to pay our outside directors compensation of $20,000 per year for their services to the company. We will begin paying such compensation to our directors after we complete our offering of a minimum of 9,500,000 shares and up to a maximum of 15,000,000 shares of our common stock, which we are conducting in accordance with our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) declared effective by the Securities and Exchange Commission on February 14, 2007.

On February 2, 2006, our Board of Directors issued the following shares of our common stock in payment for the services rendered to our company as follows: (i) 729,167 shares to Philip R. Hardy, Chairman of the Board and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for our company; (ii) 729,167 shares to Gregg Barrett, our Assistant Secretary and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for the company; (iii) 208,333 shares to Stephen L. Rohde, President, Tresurer, and Director, for assistance in coordinating licensing of insurance company activities and in selecting management and the Board of Directors; (iv) 41,667 shares to Stephen W. Dick, our Vice President for advising our company in developing rates, underwriting guidelines, and forms; (v) 41,667shares to Richard Atkinson, a Director, for actuarial and financial advice; (vi) 41,667shares to William N. Majerus, a Director, in consideration of his regulatory advice to our company; and (vii) 41,667shares to Joseph J. Pingatore, our Secretary and Director in consideration for his corporate governance advice to our company. All of the shares issued were valued at $0.0115 per share. Such value is based on the valuation report, dated February 27, 2006, prepared by Mike Reibling, CPA, CVA at our request (the “Valuation Report”). The Valuation Report was prepared for the purpose of determining the value of such shares, as of December 31, 2005, for purposes of federal income tax issues related to 83(b) elections being filed with the Internal Revenue Service by the founding shareholders. Such value was determined using the net asset value method. Pursuant to such method, the Valuation Report first determined the value of a 100% ownership interest in our Company by subtracting from the fair market value of our assets the fair market value of its liabilities. It then determined the per share value by dividing the foregoing amount by the number of issued and outstanding shares of the Company. The Valuation Report found that the fair market value of a 100% ownership interest in the common stock of the Company as of December 31, 2005 was $78,000, and that the per-share value was $0.0024. We have adjusted the $0.0024 per share value to give effect to the 1 for 4.8 reverse stock split of our common stock we implemented on November 30, 2006. Following such adjustment, the per share value is $0.0115.

We have not granted any stock options to any of our officers, directors, or any other persons, but we may grant such options in the future.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (h)	Total ($) (i)
Philip R. Hardy	0	8,400(1)	0	0	0	0	8,400
Gregg Barrett	0	8,400(1)	0	0	0	0	8,400
Stephen L. Rohde	0	2,400(1)	0	0	0	86,000 (2)	88,400
William N. Majerus	0	480(1)	0	0	0	0	480
Richard V. Atkinson	0	480(1)	0	0	0	0	480
Joseph J.	0	480(1)	0	0	0	0	480
Pingatore

(1) Represents the value of the following shares issued on February 2, 2006 in payment for the services rendered to our Company: (i) 729,167 shares to Philip R. Hardy, Chairman of the Board and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for our company; (ii) 729,167 shares to Gregg Barrett, our Assistant Secretary and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for the company; (iii) 208,333 shares to Stephen L. Rohde, President, Treasurer, and Director, for assistance in coordinating licensing of insurance company activities and in selecting management and the Board of Directors; (iv) 41,667 shares to Stephen W. Dick, our Vice President for advising our company in developing rates, underwriting guidelines, and forms; (v) 41,667shares to Richard Atkinson, a Director, for actuarial and financial advice; (vi) 41,667shares to William N. Majerus, a Director, in consideration of his regulatory advice to our company; and (vii) 41,667shares to Joseph J. Pingatore, our Secretary and Director in consideration for his corporate governance advice to our company. All of the shares issued were valued at $0.0115 per share. Such value is based on the valuation report, dated February 27, 2006, prepared by Mike Reibling, CPA, CVA at our request (the “Valuation Report”). The Valuation Report was prepared for the purpose of determining the value of such shares, as of December 31, 2005, for purposes of federal income tax issues related to 83(b) elections being filed with the Internal Revenue Service by the founding shareholders. Such value was determined using the net asset value method. Pursuant to such method, the Valuation Report first determined the value of a 100% ownership interest in our Company by subtracting from the fair market value of our assets the fair market value of its liabilities. It then determined the per share value by dividing the foregoing amount by the number of issued and outstanding shares of the Company. The Valuation Report found that the fair market value of a 100% ownership interest in the common stock of the Company as of December 31, 2005 was $78,000, and that the per-share value was $0.0024. We have adjusted the $0.0024 per share value to give effect to the 1 for 4.8 reverse stock split of our common stock we implemented on November 30, 2006. Following such adjustment, the per share value is $0.0115. (The number of shares issued have also been adjusted to reflect the November 30, 2006 reverse stock split of one common share for each 4.8 shares previously owned.)

(2) Amounts shown were paid or accrued pursuant to a consulting agreement, dated July 11, 2005, between our Company and Stephen L. Rohde. Of the $86,000 accrued to Mr. Rohde for services rendered pursuant to the consulting agreement during the fiscal year ended December 31, 2006, only $58,000 has been paid and the remaining $28,000 has not yet been paid.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 28, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,005,208 shares of our common stock issued and outstanding as of March 28, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Premier Indemnity Holding Company, 3001 N Rocky Point Dr East, Ste 200 Tampa, FL 33607.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Philip R. Hardy, Chairman & Director	Common	729,167	10.41%
Gregg Barrett, Assistant Secretary, & Director	Common	729,167	10.41%
Stephen L. Rohde, President, Treasurer and Director	Common	208,333	2.97%
Stephen W. Dick, Vice President	Common	41,667	*
Richard V. Atkinson, Director	Common	41,667	*
William N. Majerus, Esq., Director	Common	41,667	*
Joseph J. Pingatore, Esq., Secretary and Director	Common	41,667	*
Akron Associates, Inc. (1)	Common	416,667	5.95%
Last Chance Real Estate, Inc. (2)	Common	770,831	11.00%

George E. Barton	Common	729,167	10.41%
EMH Advisory Services Inc. (3)	Common	520,833	7.43%
Ron Moschetta (4)	Common	1,385,417	19.78%
Ivan Turner	Common	729,167	10.41%
Directors and Officers as a Group (7 persons)	Common	1,833,335	26.17%

______

* Less than one percent

(1) The sole officer, director, and stockholder of Akron Associates, Inc. is Christine Marie Gill who is not affiliated with any of our officers, directors, or shareholders.

(2) The sole officer, director, and stockholder of Last Chance Real Estate, Inc. is Geraldine Tauscher, who is not affiliated with any of our officers, directors, or shareholders.

(3) The sole officer, director, and stockholder of EMH Advisory Services, Inc. is Stephanie Parker, who is not affiliated with any of our officers, directors, or shareholders.

(4) Includes 656,250 shares owned by Ronald G. Moschetta and an additional 729,167 shares owned by Phoenix Holdings, Inc., an entity owned by Rosemary Moschetta, the wife of Ronald G. Moschetta.

Item 12.	Certain Relationships and Related Transactions, and Director
Independence.

Related Transactions

On April 28, 2005, our Board of Directors approved the issuance of a $125,000 promissory note to StarInvest Group, Inc. (“StarInvest”) in exchange for our receipt of $125,000 in cash from StarInvest. The President, Chief Executive Officer, Chief Financial Officer, and Director of StarInvest is Robert H. Cole, a consultant to our Company. The note issued to StarInvest is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On December 12, 2005, our Board of Directors approved the following agreements: (A) the Policy Administration Full Services Agreement between WaterStreet Company and us; and (B) the Claims Administration Services Agreement between WaterStreet Company and us. The WaterStreet Company is owned and controlled by Gregg Barrett, our Assistant Secretary and Director. Pursuant to the Policy Administration Full Service

Agreement, we agreed to pay WaterStreet the following amounts in exchange for their services: (a) $55.00 as annual fee per policy (subject to a reduction of $1.00 per policy for every 10,000 policies in force or $49.00 per policy, whichever is greater); (b) $5,000 per month as an administrative fee; (c) a commission of 5% of any direct premiums received if WaterStreet serves as the licensed agent on any orphan or house account business; and (d) for any services provided by WaterStreet not specifically provided in the agreement, a fee equal to time and materials basis at the rate of $95.00 per person hour. Pursuant to the Claims Administration Services Agreement, we agreed to pay Waterstreet the following amounts in exchange for their services: (w) a Loss Adjustment Expense fee equal to 4% of the incurred loss suffered by an insured claiming losses covered by our planned policies in addition to certain other adjuster fees set forth in the agreement; (x) a minimum administrative fee of $5,000 per month; and (y) for any other services provided by WaterStreet not specifically set forth in the agreement, WaterStreet is to be paid on a time and materials basis at the rate of $95 per person per hour.

On October 17, 2005, our Board of Directors approved the issuance of a $50,000 promissory note to EMH Advisory Services, Inc., a holder of 19.78% of the outstanding shares of our common stock, in exchange for our receipt of $50,000 in cash from EMH. The note issued to EMH is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On February 17, 2006, our Board of Directors approved the issuance of a $25,000 promissory note to David L Cohen, Inc., a consultant to the Company, in exchange for our receipt of $25,000 in cash from David L Cohen. The note issued to David L Cohen is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable March 1, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On February 2, 2006, our Board of Directors issued the following shares of our common stock in payment for the services rendered to our company: (i) 729,167 shares to Philip R. Hardy, Chairman of the Board and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for our company; (ii) 729,167 shares to Gregg Barrett, our Assistant Secretary and Director in consideration of his services in developing our business plan and in evaluating alternative strategies for the company; (iii) 208,333 shares to Stephen L. Rohde, our President, Treasurer and Director, for assistance in coordinating licensing of insurance company activities and in selecting management and the Board of Directors; (iv) 41,667 shares to Stephen W. Dick, our Vice President for advising our company in developing rates, underwriting guidelines, and forms; (v) 41,667 shares to Richard Atkinson, a Director, for actuarial and financial advice; (vi) 41,667 shares to William N. Majerus, a Director, in consideration of his regulatory advice to our company; and (vii) 41,667 shares to Joseph J. Pingatore, our Secretary and Director in consideration for his corporate governance advice to our company. All of the shares issued were valued at $0.0115 per share. Such value is based on the valuation report, dated February 27, 2006, prepared by Mike Reibling, CPA, CVA at our request (the “Valuation Report”). The Valuation Report was prepared for the purpose of determining the value of such shares, as of December 31, 2005, for purposes of federal income tax issues related to 83(b) elections being filed with the Internal Revenue Service by the founding shareholders. Such value was determined using the net asset value method. Pursuant to such method, the Valuation Report first determined the value of a 100% ownership interest in our Company by subtracting from the fair market value of our assets the fair market value of its liabilities. It then determined the per share value by dividing the foregoing amount by the number of issued and outstanding shares of the Company. The Valuation Report found that the fair market value of a 100% ownership interest in the common stock of the Company as of December 31, 2005 was $78,000, and that the per-share value was $0.0024. We have adjusted the $0.0024 per share value to give effect to the 1 for 4.8 reverse stock split of our common stock we implemented on November 30, 2006. Following such adjustment, the per share value is $0.0115. (The number of shares issued have also been adjusted to reflect the November 30, 2006 reverse stock split.)

On the same date, our Board of Directors also issued the following shares of our common stock in payment for the consulting services rendered to our company by the following persons, each of whom was a consultant to the Company: (A) 729,167 shares to George Barton in consideration of advisory services on new clams methodology, and consulting services; (B) 41,667 shares to Kelly King in consideration for his assistance in selecting legal counsel and developing the financial model; (C) 41,667 shares to Jeff Lawrence in consideration of his assistance in evaluating the Florida market; (D) 5,208 shares to Michael Poujol in consideration for consulting services received by the company; (E) 5,208 shares to John A. Martel in consideration for consulting services received by the company; (F) 5,208 shares to Robert H. Cole in consideration for his consulting services; (G) 312,500 shares to David L. Cohen in consideration for his consulting services; (H) 729,167 shares to Phoenix Holdings in consideration for their consulting services; (I) 656,250 shares to Ron Moschetta, a consultant and a holder of 19.78% of the outstanding shares of our Company, in consideration for our company’s receipt of financial advisory services; (J) 729,167 shares to Ivan Turner in consideration for his advice and guidance regarding claims adjusting procedures; (K) 520,833 shares to EMH Advisory Services, Inc., a consultant and holder of 7.43% of the outstanding shares of our Company, in consideration of public relations services; (L) 416,667 shares to Akron Associates, Inc., a consultant and a holder of 5.95% of the outstanding shares of our Company, in consideration of consulting services; (M) 208,333 to StarInvest in consideration for consulting services; and (N) 770,831 shares to Last Chance Real Estate, a consultant and a holder of 11% of the outstanding shares of our Company, in consideration for consulting services. All of the shares issued were valued at $0.0115 per share based on the Valuation Report described above.

On March 10, 2006, our Board of Directors approved the issuance of a $5,500 unsecured promissory note to EMH Advisory Services, Inc., a holder of 7.43% of the outstanding shares of our common stock, in exchange for our receipt of $5,500 in cash from EMH Advisory Services, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On March 10, 2006, our Board of Directors approved the issuance of a $5,500 unsecured promissory note to Akron Associates, Inc., a holder of 5.95% of the outstanding shares of our common stock, in exchange for our receipt of $5,500 in cash from Akron Associates, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On May 15, 2006, our Board of Directors approved the issuance of a $10,000 unsecured promissory note to Gregg Barrett , our Assistant Secretary and Director, in exchange for our receipt of $10,000 in cash from Mr. Barrett. The note issued to Mr. Barrett is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On May 15, 2006, our Board of Directors approved the issuance of a $10,000 unsecured promissory note to George E. Barton, the holder of 10.41% of the outstanding shares of our common stock, in exchange for our receipt of $10,000 in cash from Mr. Barton. The note issued to Mr. Barton is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On May 15, 2006, our Board of Directors approved the issuance of a $10,000 unsecured promissory note to Phillip R. Hardy, our Chairman and a Director, in exchange for our receipt of $10,000 in cash from Mr. Hardy. The note issued to Mr. Hardy is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On May 15, 2006, our Board of Directors approved the issuance of a $7,000 unsecured promissory note to Akron Associates, Inc., a holder of 5.95% of the outstanding shares of our common stock, in exchange for our receipt of $7,000 in cash from Akron Associates, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On May 24, 2006, our Board of Directors approved the issuance of a $7,000 unsecured promissory note to EMH Advisory Services, Inc., a holder of 7.43% of the outstanding shares of our common stock, in exchange for our receipt of $7,000 in cash from EMH Advisory Services, Inc. The note is unsecured, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable April 11, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On July 31, 2006, our Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to Gregg Barrett, our Assistant Secretary and Director, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On July 31, 2006, our Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to Philip R. Hardy, our Chairman and a Director, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On July 31, 2006, our Board of Directors approved the issuance of an unsecured promissory note of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are received). The note was issued to George E. Barton, the holder of 10.41% of the outstanding shares of our common stock, carries an interest rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable July 31, 2008. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

On December 1, 2006, our Company issued to EMH, LLC an unsecured promissory note, in the principal amount of at least $3,000 and up to $50,000 (with the exact principal amount to be determined as funds are subsequently received by our Company from EMH, LLC). Interest shall accrue on the outstanding balance of the promissory note at a rate of 6% (simple interest), and all accrued and unpaid interest and principal is due and payable on July 31, 2008. The sole member and manager of EMH, LLC is Stephanie Parker, who is the sole officer, director, and stockholder of EMH Advisory Services, Inc., who, in turn, is the beneficial owner of 520,833 (representing 7.43%) shares of our common stock. To date, the Company has not made any payments of principal or interest or any other amounts owed on such promissory note.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that the following directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange: Richard V. Atkinson; and William N. Majerus, Esq. We do not believe that our other directors, including Joseph J. Pingatore, who is a member of our Audit Committee, are independent because they are also executive officers of our Company.

Item 13.	Exhibits.

Exhibit No.	Description of Exhibit
2.1	Form of Placement Agency Agreement with Strasburger Pearson Tulcin Wolff Incorporated(1)
3.1	Articles of Incorporation, as filed on April 22, 2005(2)
3.2.1	Amendment to Articles of Incorporation (2)
3.2.2	Amendment to Articles of Incorporation effecting 1-for-4.8 reverse split(1)
3.3	Bylaws(2)
3.4	Articles of Incorporation – Premier Indemnity Insurance Company(2)
3.5	By-Laws of Premier Indemnity Insurance Company(2)
3.6	Articles of Incorporation – Premier Indemnity Associates, Inc.(2)
3.7	By-Laws of Premier Indemnity Associates, Inc.(2)
4.1	Specimen Stock Certificate (2)
5.1	Opinion of David Lubin & Associates, PLLC(1)
10.1	Escrow Agreement (2)
10.2	Consulting Services Agreement with EMH Advisory Services, Inc.(2)
10.2A	Amendment to Consulting Services Agreement with EMH Advisory Services, Inc.(2)
10.3	Consulting Agreement with Stephen L. Rohde(2)
10.4	Subscription Agreement and Note Issued to StarInvest Group, Inc. (2)
10.5	Subscription Agreement and Note Issued to EMH Advisory Services, Inc. (2)
10.6	Subscription Agreement and Note Issued to David L Cohen (2)
10.7	Office Lease Agreement(2)
10.8	Policy Administration Full Service Agreement(3)
10.9	Claims Administration Services Agreement(3)
10.10	Promissory Note – Gregg Barrett(3)
10.11	Promissory Note – Phil Hardy(3)
10.12	Promissory Note – George Barton(3)
10.13	Promissory Note ($5,500) – EMH Advisory Group, Inc. (3)
10.14	Promissory Note ($5,500) – Akron Associates, Inc. (3)
10.15	Promissory Note ($7,000) – Akron Associates, Inc. (3)
10.16	Promissory Note ($7,000) – EMH Advisory Services, Inc. (3)
10.17	Promissory Note ($10,000) -- Gregg Barrett(3)

10.18	Promissory Note ($10,000) – George E. Barton(3)
10.19	Promissory Note ($10,000) – Philip R. Hardy(3)
10.20	Promissory Note ($3,000-$50,000) – Gregg Barrett(4)
10.21	Promissory Note ($3,000-$50,000) – Philip R. Hardy(4)
10.22	Promissory Note ($3,000 - $50,000) – George E. Barton(4)
10.23	Promissory Note ($3,000 - $50,000) – EMH, LLC(1)
23.1	Consent of Hamilton Misfeldt & Company P.C.(1)
99.1	Purchase Order Form (2)
99.2	Purchaser Order Form – California Only(2)
_______

(1) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 12, 2007

(2) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 2, 2006

(3) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 31, 2006

(4) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on August 18, 2006

Item 14.	Principal Accounting Fees.

Principal Accountant

Gregory, Sharer & Stuart, P.A. has been our independent registered public accounting auditor firm since July 17, 2006. Prior to such date, Hamilton Misfeldt & Company, P.C. served as our independent auditors.

Audit Fees

The aggregate fees billed by Gregory, Sharer & Stuart, P.A. for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2006 were $3,897. The aggregate fees billed by Hamilton Misfeldt & Company, P.C., our former independent auditors, for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2005 and interim period through July 17, 2006 (the date of dismissal) were $5,896.50.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER INDEMNITY HOLDING
COMPANY

Date: March 29, 2007	By:	/s/ Stephen L. Rohde
Name:	Stephen L. Rohde
Title:	President, Treasurer and Director and Chief
Executive Officer (principal executive
officer and principal financial and
accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen L. Rohde Stephen L. Rohde	President, Treasurer, Chief Executive Officer, and Director (principal executive officer and principal financial and accounting officer)	March 29, 2007
/s/ Philip R. Hardy Philip R. Hardy	Chairman of the Board and Director	March 29, 2007
/s/ Joseph J. Pingatore Joseph J. Pingatore, Esq.	Secretary and Director	March 29, 2007
/s/ Richard V. Atkinson Richard V. Atkinson	Director	March 29, 2007
/s/ Gregg Barrett Gregg Barrett	Assistant Secretary and Director	March 29, 2007
/s/ William N. Majerus William N. Majerus, Esq.	Director	March 29, 2007