Form 10QSB
period 2007-03-31
Premier Indemnity Holding CO
filed 2007-05-15
CIK 1354549

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-132482

PREMIER INDEMNITY HOLDING COMPANY

(Exact name of small business issuer as specified in its charter)

Florida (State of incorporation)	20-2680961 (IRS Employer ID Number)

3001 N Rocky Point Dr, Ste 200, Tampa, FL 33607

(Address of principal executive offices)

813-286-6194

(Issuer's telephone number)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock outstanding as of May 14, 2007: 7,005,208 shares of common stock.

Transitional Small Business Format	Yes ☐	No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Premier Indemnity Holding Company unless the context otherwise indicates.

Forward-Looking Statements

Except for historical information, the statements contained in this Form 10-QSB are “forward looking” statements about our expected future business and financial performance. These statements, which appear throughout this Form 10-QSB, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs, the magnitude of the start-up costs we face in commencing operations, uncertainties relating to consumer preferences, uncertainties regarding the cost of obtaining re-insurance, the probability that, if we commence operations, that we may face one or more years where the number and magnitude of hurricane activity may exceed historical averages, and other business conditions. We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-QSB.

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

Item 1.	Financial Statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$11,050	$3,255

Total Current Assets	11,050	3,255

Deferred offering costs	60,208	55,098
Deferred tax asset	-	-

TOTAL ASSETS	$71,258	$58,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable	$102,647	$51,580

Total Current Liabilities	102,647	51,580

Long-term debt	345,500	326,500
Interest payable	25,404	20,543

Total Liabilities	473,551	398,623

Stockholders' Deficit:

Common stock, par value $0.0001; 100,000,000 shares
authorized; 7,005,208 shares issued and outstanding	700	700
Additional paid-in capital	80,000	80,000
Deficit accumulated during the development stage	(482,993)	(420,970)

Total Stockholders' Deficit	(402,293)	(340,270)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,258	$58,353

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			For the Period
			From
			April 22, 2005
	Three Months Ended		(inception)
	March 31		to March 31
	2007	2006	2007

Revenues	$ -	$ -	$ -

Expenses:
General and administrative	57,162	44,251	457,589
Interest	4,861	2,771	25,404

LOSS BEFORE INCOME TAXES	(62,023)	(47,022)	(482,993)

Income tax benefit	-	9,640	-

NET LOSS	($62,023)	($37,382)	($482,993)

Weighted average common
shares - Basic and diluted	7,005,208	4,514,467

NET LOSS PER SHARE -
Basic and Diluted	($0.01)	($0.01)

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance at April 22, 2005
(inception)	-	$ -	$ -	$ -	$ -
Net loss for 2005				(184,081)	(184,081)

Balance at December 31, 2005	-	$ -	$ -	($184,081)	($184,081)

Stock issued for services	7,005,208	700	80,000		80,700
Net loss for 2006				(236,889)	(236,889)

Balance at December 31, 2006	7,005,208	$700	$80,000	($420,970)	($340,270)

Net loss for three months
ended March 31, 2007
(Unaudited)				(62,023)	(62,023)

Balance at March 31, 2007
(Unaudited)	7,005,208	$700	$80,000	($482,993)	($402,293)

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			For the Period
			From
			April 22, 2005
	Three Months Ended		(inception)
	March 31		to March 31
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($62,023)	($37,382)	($482,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in deferred income taxes	-	(9,640)	-
Services provided for common stock	-	80,700	80,700
Change in operating assets and liabilities:
Accounts payable	51,067	(55,934)	102,647
Interest payable	4,861	2,771	25,404

Net Cash Used by Operating Activities	(6,095)	(19,485)	(274,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	19,000	36,000	345,500
Deferred offering costs	(5,110)	(17,609)	(60,208)

Net Cash Provided by Financing Activities	13,890	18,391	285,292

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	7,795	(1,094)	11,050

Cash and cash equivalents at beginning of period	3,255	3,976	-

Cash and Cash Equivalents at End of Period	$11,050	$2,882	$11,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash Financing Activities:
Common stock issued for services	$ -	$80,700	$80,700

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

The Company has two wholly owned subsidiaries, Premier Indemnity Associates, Incorporated (“PIAI”) and Premier Indemnity Insurance Company (“PIIC”). At March 31, 2007, these companies have no assets, liabilities or capital and have not commenced operations.

The primary business in which the Company intends to operate is the sale of homeowners insurance to Florida residents.

Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) using the accrual method of accounting and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As indicated in the accompanying balance sheet as of March 31, 2007, the Company has a working capital deficiency of $91,597, a deficit accumulated during the development stage of $482,993, and a stockholders' deficit of $402,293. The ability of the Company to continue as a going concern is dependent on management's ability to further implement its business plan, raise capital, and generate revenues. The Company’s post-effective amendment of its Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on February 14, 2007. The Company anticipates that its outside placement agent will begin its efforts to raise capital in May, 2007. The Company does not know if the placement agent will be successful in the offering. In the interim, the Company is continuing to borrow money from its founders to fund operations. If the Company, through its placement agent, is not successful in raising the minimum of its initial public offering of $9,500,000 by the end of September, 2007, management believes the discontinuance of operations is likely. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

March 31, 2007

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

March 31, 2007

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

NOTE 2 -- INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standard No. 109, whereby the deferred tax asset represents the tax effects of taxable temporary differences between financial statement reporting and income tax reporting. The temporary differences arise from expensing for financial statement reporting purposes organizational and start-up costs incurred versus the capitalization and amortization of those costs once operations begin for income tax reporting purposes. The gross deferred tax asset from the temporary differences utilizing a federal tax rate of 15% and a state tax rate of 5.5% was $99,014 and $86,299 at March 31, 2007 and December 31, 2006, respectively. Through June 30, 2006, the Company had anticipated future taxable income from normal operations would be sufficient to fully absorb organizational and start-up costs deducted for financial statement reporting, as well as income tax reporting, within the twenty-year net operating loss carryover period allowed under the Internal Revenue Code. However, management changed this assessment and has provided a 100% valuation allowance for the deferred tax asset since September 30, 2006. The valuation allowance for the deferred tax asset was $99,014 and $86,299 at March 31, 2007 and December 31, 2006, respectively.

The following is a reconciliation of the tax benefit derived by applying the federal statutory rate of 34% to the loss before income taxes for the three months ended March 31:

	2007		2006
	Amount	Rate	Amount	Rate
Federal statutory benefit	$21,088	34.0%	$15,987	34.0%
Rate reduction for lower anticipated future levels of income	(11,784)	(19.0)	(8,933)	(19.0)
	9,304	15.0	7,054	15.0

State taxes, net of federal benefit	3,411	5.5	2,586	5.5
	12,715	20.5	9,640	20.5

Change in valuation allowance for deferred tax assets	(12,715)	(20.5)	0	-

Income tax benefit	$ -	0.0%	$9,640	20.5%

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

NOTE 3 -- LONG-TERM DEBT

Long-term debt at March 31, 2007 and December 31, 2006 consists of unsecured notes due to the following investors, with interest at 6% per annum, and principal and interest due in full in March through September, 2008:

	March 31 2007	December 31 2006

Star Invest Group, Inc.	$ 125,000	$ 125,000
EMH Advisory Services, Inc.	105,500	90,500
David Cohen	25,000	25,000
Gregg Barrett	29,834	25,834
Phillip Hardy	23,833	23,833
George Barton	23,833	23,833
Akron Associates	12,500	12,500

TOTAL	$ 345,500	$ 326,500

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

The number of shares issued ($0.0001 par value) and the fair value of those shares, based on the fair value of services rendered by each investor, are as follows:

Name of Investor	Shares	Fair Value

Philip R. Hardy	729,167	$ 8,400
Gregg Barrett	729,167	8,400
Stephen L. Rohde	208,333	2,400
Stephen W. Dick	41,667	480
Richard Atkinson	41,667	480
William N. Majerus	41,667	480
Joseph J. Pingatore	41,667	480
George Barton	729,167	8,400
Kelly King	41,667	480
Jeff Lawrence	41,667	480
Michael Poujol	5,208	60
John A. Martel	5,208	60
Robert H. Cole	5,208	60
David L. Cohen	312,500	3,600
Phoenix Holdings	729,167	8,400
Ron Moschetta	656,250	7,560
Ivan Turner	729,167	8,400
EMH Advisory Services, Inc.	520,833	6,000
Akron Associates, Inc.	416,667	4,800
Star Invest	208,333	2,400
Last Chance Real Estate	770,831	8,880

TOTAL	7,005,208	$ 80,700

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

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

Overview

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

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the sale by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We anticipate that we will be able to raise a minimum of $9,500,000 within 60 to 90 days from the commencement of this offering. We expect to commence the offering by the end of May 2007.

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

Plan of Operation

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

We intend to rely upon WaterStreet Company to provide many administrative services to us and we intend to rely upon third parties for portfolio management services. We were introduced to WaterStreet Company by Gregg Barrett, our Assistant Secretary, Director, and a shareholder. Mr. Barrett is also President of WaterStreet Company but except for this shared affiliation, there are no other relationships between our company and our management, on the one hand, and WaterStreet Company, on the other hand.

We have entered into two agreements with WaterStreet Company: a Policy Administration Full Service Agreement; and a Claims Administration Services Agreement. Pursuant to the Policy Administration Full Service Agreement, we agreed to pay WaterStreet Company the following amounts in exchange for their services: (a) $55.00 as annual fee per policy (subject to a reduction of $1.00 per policy for every 10,000 policies in force or $49.00 per policy, whichever is greater); (b) $5,000 per month as an administrative fee; (c) a commission of 5% of any direct premiums received if WaterStreet Company serves as the licensed agent on any orphan or house account business; and (d) for any services provided by WaterStreet Company not specifically provided in the agreement, a fee equal to time and materials basis at the rate of $95.00 per person hour. Pursuant to the Claims Administration Services Agreement, we agreed to pay WaterStreet Company the following amounts in exchange for their services: (w) a Loss Adjustment Expense fee equal to 4% of the incurred loss suffered by an insured claiming losses covered by our planned policies in addition to certain other adjuster fees set forth in the agreement; (x) a minimum administrative fee of $5,000 per month; and (y) for any other services provided by WaterStreet Company not specifically set forth in the agreement, WaterStreet Company is to be paid on a time and materials basis at the rate of $95 per person per hour.

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

Off Balance Sheet Arrangements

None.

Item 3.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Registered Securities.

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the primary offering by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We have not commenced such offering yet. We intend to commence the offering in May, 2007.

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

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended

March 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

PREMIER INDEMNITY HOLDING COMPANY

By:	/s/ Stephen L. Rohde
Name:	Stephen L. Rohde
Title:	President, Treasurer and Director and Chief
Executive Officer
(Principal Executive, Financial and
Accounting Officer)