Form 10QSB
period 2007-06-30
Premier Indemnity Holding CO
filed 2007-08-14
CIK 1354549

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock outstanding as of August 14, 2007: 7,005,208 shares of common stock.

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

Item 1.	Financial Statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30 2007	December 31 2006
	(Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$5,137	$3,255

Total Current Assets	5,137	3,255

Deferred offering costs	66,830	55,098

TOTAL ASSETS	$71,967	$58,353

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

Accounts payable	$99,378	$51,580
Current portion of notes payable	255,000	-
Interest payable	27,403	-

Total Current Liabilities	381,781	51,580

Notes payable, less current portion	114,500	326,500
Interest payable	3,387	20,543

Total Liabilities	499,668	398,623

Stockholders' Deficit:
Common stock, par value $0.0001; 100,000,000 shares authorized; 7,005,208 shares issued and outstanding	700	700
Additional paid-in capital	80,000	80,000
Deficit accumulated during the development stage	(508,401)	(420,970)

Total Stockholders' Deficit	(427,701)	(340,270)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,967	$58,353

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30		Inception to June 30
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative	20,021	63,758	77,184	110,779	477,61
Interest	5,386	-	10,247	-	30,790

LOSS BEFORE INCOME TAXES	(25,407)	(63,758)	(87,431)	(110,779)	(508,401)

Income tax benefit	-	13,070	-	22,710	-

NET LOSS	($25,407)	($50,688)	($87,431)	($88,069)	($508,401)

Weighted average common shares - Basic and diluted	7,005,208	7,005,208	7,005,208	5,798,756

NET LOSS PER SHARE - Basic and Diluted	($0.0)	($0.01)	($0.01)	($0.02)

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Deficit Accumulated	Total

Balance at April 22, 2005 (inception)	-	$ -	$ -	$ -	$ -
Net loss for 2005				(184,081)	(184,081)

Balance at December 31, 2005	-	$ -	$ -	($184,081)	($184,081)

Stock issued for services	7,005,208	700	80,000		80,700
Net loss for 2006				(236,889)	(236,889)

Balance at December 31, 2006	7,005,208	$700	$80,000	($420,970)	($340,270)
Net loss for six months ended June 30, 2007 (Unaudited)				(87,431)	(87,431)

Balance at June 30, 2007 (Unaudited)	7,005,208	$700	$80,000	($508,401)	($427,701)

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2007	2006	Inception to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($87,431)	($88,069)	($508,401)
Adjustments to reconcile net loss to net cash flows used by operating activities:
Increase in deferred income tax benefit	-	(22,710)	-
Services provided for common stock	-	80,700	80,700
Change in operating assets and liabilities:
Accounts payable	47,797	(52,495)	99,378
Interest payable	10,247	-	30,790

Net Cash Used by Operating Activities	(29,387)	(82,574)	(297,533)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable	43,000	80,000	369,500
Deferred offering costs	(11,731)	-	(66,830)

Net Cash Provided by Financing Activities	31,269	80,000	302,670

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,882	(2,574)	5,137

Cash and cash equivalents at beginning of period	3,255	3,976	-

Cash and Cash Equivalents at End of Period	$5,137	$1,402	$5,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash Financing Activities:
Common stock issued for services	$ -	$80,700	$80,700

See accompanying notes to condensed financial statements.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Premier Indemnity Holding Company (the “Company”) was incorporated in the state of Florida in 2005. The Company is a development stage company. Since its inception on April 22, 2005, the Company has had only limited operations that have been devoted primarily to administrative and organizational matters. The Company has not yet commenced business operations, and has no revenues.

The Company has two wholly owned subsidiaries, Premier Indemnity Associates, Incorporated (“PIAI”) and Premier Indemnity Insurance Company (“PIIC”). At June 30, 2007, these companies have no assets, liabilities or capital and have not commenced operations.

The primary business in which the Company intends to operate is the sale of homeowners insurance to Florida residents.

Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) using the accrual method of accounting and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As indicated in the accompanying balance sheet as of June 30, 2007, the Company has a working capital deficiency of $376,644, a deficit accumulated during the development stage of $508,401, and a stockholders' deficit of $427,701. The ability of the Company to continue as a going concern is dependent on management's ability to further implement its business plan, raise capital, and generate revenues. The Company’s post-effective amendment of its Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on February 14, 2007. The Company’s outside placement agent began its efforts to raise capital July 26, 2007. The Company does not know if the placement agent will be successful in the offering. In the interim, the Company has borrowed money from its founders to fund operations, however those funds are not sufficient to cover all outstanding payables. If the Company, through its placement agent, is not successful in raising the minimum of its initial public offering of $9,500,000 by the end of September, 2007, management believes the discontinuance of operations is likely. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents: For purposes of the statement of cash flows, all short-term instruments purchased with a maturity of three months or less are considered to be cash equivalents. There are currently no cash equivalents.

Investments: While there are not yet any available funds to invest, the Company anticipates having available funds to invest in the future. At that time, the investment portfolio will be primarily exposed to interest rate risk and to a lesser extent market and credit risk. The fair value of the portfolio will be directly impacted by changing interest rates, market conditions and financial conditions of the issuer. The portfolio will be examined on at least a quarterly basis for evidence of impairment with a particular emphasis on those securities with unrealized losses that satisfy certain conditions. Some of the factors that will be considered in evaluating a security for other-than-temporary impairment include the duration and extent to which the fair value has been less than amortized cost, the reasons for the unrealized loss, including market conditions or changes in the financial condition of the issuer, and the Company’s ability and intent to hold the investment until maturity, or at least until there is a recovery in fair value. Investments will be classified as available-for-sale securities, unless the Company has the intent and ability to hold those securities to maturity.

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due, plus or minus deferred taxes. Deferred taxes represent the future tax consequences of temporary differences that have been recognized in different periods for financial reporting purposes than for income tax purposes.

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

June 30, 2007

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and disclosed herein.

NOTE 2 -- INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standard No. 109, whereby the deferred tax asset represents the tax effects of taxable temporary differences between financial statement reporting and income tax reporting. The temporary differences arise from expensing for financial statement reporting purposes organizational and start-up costs incurred versus the capitalization and amortization of those costs once operations begin for income tax reporting purposes. The gross deferred tax asset from the temporary differences utilizing a federal tax rate of 15% and a state tax rate of 5.5% was $104,222 and $86,299 at June 30, 2007 and December 31, 2006, respectively. Through June 30, 2006, the Company had anticipated future taxable income from normal operations would be sufficient to fully absorb organizational and start-up costs deducted for financial statement reporting, as well as income tax reporting, within the twenty-year net operating loss carryover period allowed under the Internal Revenue Code. However, management changed this assessment and has provided a 100% valuation allowance for the deferred tax asset since September 30, 2006. The valuation allowance for the deferred tax asset was $104,222 and $86,299 at June 30, 2007 and December 31, 2006, respectively.

The following is a reconciliation of the tax benefit derived by applying the federal statutory rate of 34% to the loss before income taxes for the six months ended June 30, 2007 and 2006:

	2007		2006
	Amount	Rate	Amount	Rate

Federal statutory tax benefit	$29,727	34.0%	$37,665	34.0%
Rate reduction for lower anticipated future levels of income	(16,612)	(19.0)	(21,048)	(19.0)
	13,115	15.0	16,617	15.0

State taxes, net of federal benefit	4,808	5.5	6,093	5.5
	17,923	20.5	22,710	20.5

Change in valuation allowance for deferred tax assets	(17,923)	(20.5)	-	-

Income tax benefit	$ -	0.0%	$22,710	20.5%

PREMIER INDEMNITY HOLDING COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

NOTE 3 -- NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 consists of unsecured notes due to the following investors, with interest at 6% per annum, and principal due in full in March through September, 2008:

	June 30 2007	December 31 2006

Star Invest Group, Inc.	$125,000	$125,000
EMH Advisory Services, Inc.	117,500	90,500
David Cohen	25,000	25,000
Gregg Barrett	38,834	25,834
Phillip Hardy	26,833	23,833
George Barton	23,833	23,833
Akron Associates	12,500	12,500

TOTAL NOTES PAYABLE	369,500	326,500
Less current portion	(255,000)	-

Long-term portion	$114,500	$326,500

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

June 30, 2007

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

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the sale by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We anticipate that we will be able to raise a minimum of $9,500,000 within 60 to 90 days from the commencement of this offering. We commenced the offering on July 26, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds from Registered Securities.

On February 14, 2007, the Securities and Exchange Commission declared effective our Post-Effective Amendment to our Registration Statement on Form SB-2 (SEC File No. 333-132482) relating to the primary offering by us of at least a minimum of 9,500,000 and a maximum of 15,000,000 shares of our common stock at a purchase price of $1.00 per share. We commenced the offering on July 26, 2007, although we have not yet sold any shares.

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

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

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

Dated: August 13, 2007

PREMIER INDEMNITY HOLDING COMPANY

By:	/s/ Stephen L. Rohde
Name:	Stephen L. Rohde
Title:	President, Treasurer, Chief
Executive Officer, and Director
(Principal Executive, Financial and
Accounting Officer)